Form 10-K
period 1994-01-29
OSHMANS SPORTING GOODS INC
filed 1994-04-28
CIK 75043

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-K

     __X__ Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

             For the fiscal year ended January 29, 1994

____ Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the transition period from __________ to _____________

                     Commission File No. 0-5648

                    OSHMAN'S SPORTING GOODS, INC.
       (Exact name of Registrant as specified in its charter)

              Delaware                         74-1031691
     (State or other jurisdiction           (I.R.S. Employer
        of incorporation)                  Identification No.)

        2302 Maxwell Lane                        77023
         Houston, Texas                        (Zip Code)
      (Address of principal
       executive offices)

Registrant's telephone number, including area code:  (713) 928-3171
   Securities registered pursuant to Section 12(b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $1.00 par value
                         (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  __X__                  No _____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1994 (based upon the average of closing bid and ask prices as of such date) was $15,230,538.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1994:

        Common Stock, $1.00 par value           5,804,624

Documents incorporated by reference:
        Proxy Statement for the Registrant's Annual Meeting of
Shareholders to be held June 17, 1994 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into Part III.

                               PART I

ITEM 1.   BUSINESS.

DEVELOPMENT OF BUSINESS

        Oshman's Sporting Goods, Inc. ("Oshman's" or the "Company"), which operates a chain of retail sporting goods specialty stores, primarily in the Sun Belt, was incorporated in 1946 as the successor to a proprietorship founded by J. S. Oshman in 1931. Unless the context otherwise requires, the terms "Oshman's" and the "Company" as used herein include the Company and its subsidiaries, whether operating under the name "Oshman's," "SuperSports USA" or "Honsport."

        Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear in medium to higher price ranges. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. Sales of sportswear represented approximately 31-32% and footwear accounted for approximately 16-17% of net retail sales during the last three fiscal years. The remaining approximately 51-53% of the net retail sales during these years was attributable to sporting goods equipment. Net retail sales contributed 97% of the Company's total net sales and 100% of its loss before income taxes for the fiscal year ended January 29, 1994. The Company has determined, pursuant to the provisions of Statement 14 of the Financial Accounting Standards Board, that its business constitutes a single reportable industry segment.

        Oshman's retail stores are located primarily in major regional or suburban shopping centers, shopping malls and suburban shopping districts. The Company believes that its extensive promotional policies enable it to operate stores successfully in a variety of shopping environments. The Company's Texas stores and California stores accounted for approximately 37% and 27%, respectively, of consolidated net sales for the fiscal year ended January 29, 1994.

        Through the establishment of new stores and the acquisition of existing stores, Oshman's has expanded from 11 retail stores in 1970 to 161 stores at January 29, 1994, 146 of which were Oshman's stores, 10 of which were SuperSports USA stores (including eight megastores, as described below) and five of which were Honsport stores. Changes in the number of stores during the last five fiscal years are summarized below:

                                    TRADITIONAL                                    TOTAL STORES
              FISCAL                  STORES       "MEGASTORES"      STORES         OPERATED AT
            YEAR ENDED                OPENED          OPENED         CLOSED          YEAR END
            ----------              -----------     -----------      ------         -----------

        February 3, 1990                  9               0               9             193
        February 2, 1991                  5               2              11             189
        February 1, 1992                  2               0               8             183
        January 30, 1993                  2               3              18             170
        January 29, 1994                  1               3*             13*            161
                                         ---             ---            ---
            Total                        19               8              59

- ---------------------------------
*Includes a traditional store which was expanded and converted to a megastore.


        Oshman's opened the first version of its SuperSports USA store during the fiscal year ended January 30, 1988 in Princeton, New Jersey and was operating five of these stores by February 1990. The SuperSports USA stores offer a broad selection of sporting and related goods in an expanded sales floor space with updated store appointments. The SuperSports USA concept was originally developed to compete as a high-volume, low-price retailer. Although the stores quickly achieved high sales volumes, the administrative personnel necessary to oversee the different style of operation and the reduced profit margins achieved by the everyday low-price format made the stores inefficient. In 1990, the Company changed the format of the SuperSports USA operations to closely resemble the traditional Oshman's stores. In March 1990, the Company further modified the SuperSports USA concept with the opening of a 78,000 square foot megastore which included several areas for customers to try out sports equipment. Customer response to the first megastore was excellent and sales exceeded the Company's expectations. A second megastore opened in November 1990 was also very successful, and in fiscal years 1992 and 1993 a total of six additional megastores were opened.

        Oshman's traditional stores, which include two of the five original concept SuperSports USA stores, range from approximately
3,600 to 32,000 square feet, while the SuperSports USA megastores contain approximately 41,000 to 80,000 square feet.

        Early in 1993, the Board of Directors approved a five-year plan that, subject to available financing and continued acceptable performance, designates the megastores as the Company's principal growth vehicle. Current plans call for opening 51 megastores during the five-year period ending January 30, 1999, including two new stores and the conversion of a traditional store to a SuperSports USA megastore in 1994. In December 1993, the Board of Directors approved a plan to close 57 traditional stores during such five-year period and to accelerate the closing of 34 underperforming stores over the next two years in order for the Company to more aggressively redeploy its assets to the more profitable megastore strategy. Oshman's megastores cost more to build and fixture and more to operate than those of its large-store competitors. A significant amount of the capital differential has been contributed by developers who consider these stores an attraction for shopping centers attempting to differentiate themselves from their competition. The higher operating costs have been more than offset by a more profitable sales mix and a higher sales level. Although the eight megastores represent only 5.0% of Oshman's total stores, they were responsible for 21.6% of store sales and 35.7% of total direct store contributions during the fiscal year ended January 29, 1994.

        The following table is included to highlight the current contribution of SuperSports USA megastores relative to Oshman's traditional stores and to demonstrate the significance of Oshman's plans for opening 51 megastores in the five years, 1994-1998.

                                                FIVE-YEAR SUMMARY OF DIRECT STORE CONTRIBUTIONS*
                                                                   (Unaudited)

                                                    1993         1992         1991         1990          1989
					                                          ---------    ---------    ---------     --------     ---------

Total number of stores open at fiscal year
  end                                                161          170          183          189           193
Total retail sales (in thousands)              $ 299,716    $ 305,890    $ 291,484    $ 311,269     $ 310,639
     Percentage of Total                           100.0%       100.0%       100.0%       100.0%        100.0%
Direct store contributions (in thousands)      $  15,639    $  23,938    $  21,143    $  25,396     $  29,630
     Percentage of Total                           100.0%       100.0%       100.0%       100.0%        100.0%

Total traditional stores open at fiscal year end     153          165          181          187           193
Traditional stores sales (in thousands)        $ 235,100    $ 264,872    $ 270,401    $ 295,799     $ 310,639
    Percentage of total                             78.4%        86.6%        92.8%        95.0%        100.0%
Direct store contributions (in thousands)      $  10,062    $  19,749    $  19,567    $  24,278     $  29,630
    Percentage of total                             64.3%        82.5%        92.5%        95.6%        100.0%

SuperSports USA megastores open at fiscal
   year end                                            8            5            2            2             -
Megastores sales (in thousands)                $  64,616    $  41,018    $  21,083    $  15,470             -
   Percentage of Total                              21.6%        13.4%         7.2%         5.0%            -
Direct store contributions (in thousands)      $   5,577    $   4,189    $   1,576    $   1,118             -
   Percentage of total                              35.7%        17.5%         7.5%         4.4%            -

- ----------------------------
* Direct store contributions are presented for comparative purposes and do not include any charges for warehousing, buying or administrative expenses. Direct store contributions include all direct revenues and expenses incurred within the respective stores and allocated charges for advertising, insurance, accrual of shrinkage and merchandise markdowns and certain other expenses.

COMPETITION

        Oshman's competes with a number of other specialty sporting goods chains, including large-format retailers that provide a broad selection of inventory at every-day low prices, but believes that, in terms of sales and number of stores, it is one of the largest specialty retailers of sporting goods in the United States. Oshman's also competes with diversified retail establishments, such as department, discount, drug and other stores carrying sporting goods and equipment or sports and leisure apparel. Many of these non-specialty retailers are part of organizations considerably larger than Oshman's in terms of overall sales and financial resources, and some of these organizations have larger sporting goods volume as well. Compe-tition is based on a number of factors, including price, quality and variety of goods offered, location of stores and quality of service.

        In recent years, competition has intensified in key market areas of the Company, particularly with the opening of a number of new sporting goods stores offering large quantities and broad selections of sporting goods equipment and related merchandise at competitive prices. These large-format retailers are reshaping the retail sporting goods market and Oshman's expects them to continue to expand aggressively and seek to increase their market share, while competition from traditional chain-store operations may diminish. Where appropriate, Oshman's will continue to operate traditional stores, but, as noted above, the predominant number of new store openings will be SuperSports USA megastores. Oshman's experienced 13.2% same store sales increases in megastores and 6.0% same store sales decreases in traditional stores during the fiscal year ended January 29, 1994.

SEASONAL FACTORS

        Oshman's business is highly seasonal. Retail sales reach their peak in December due to holiday shopping and the purchase of ski equipment. Weather conditions add to the seasonal nature of the business. For instance, in fiscal 1993, although sales of non-ski merchandise increased in the fourth quarter, ski equipment sales decreased sharply as a result of light snowfall and poor skiing conditions, and, as a result, overall retail sales declined during the quarter. In contrast, good snow ski conditions during the prior year had increased winter sales.

        Retail sales also increase in May and June in connection with Oshman's annual Once-A-Year Sale, while institutional sales are at their heaviest in August and September with the commencement of the traditional school year and football season.

SUPPLIERS AND INVENTORY; CUSTOMERS

        Oshman's purchases most of its merchandise on a centralized basis from its Houston, Texas offices directly from manufacturers and their representatives, both in the United States and overseas (principally the Far East). Inventory is stored at its warehouses in Houston, Texas; Santa Ana, California; and Honolulu, Hawaii. Oshman's has no significant long-term contract with any supplier; the merchandise sold by the Company is available from several manufacturers, and no single supplier accounted for more than 10% of the Company's total pur-chases during the fiscal year ended January 29, 1994.

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

        As of January 29, 1994, Oshman's owned approximately 38 trademarks and service marks that were employed in its advertising and operations. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

        Oshman's sells sporting goods and equipment to certain institutional customers, including scholastic, industrial, amateur and professional teams and has limited export sales which are made through written request. Neither area is material to its business. Oshman's has also entered into certain licensing arrangements relating to the use of its name and trademarks in Japan and Mexico, however the Mexican licensee has discontinued operating retail stores. These arrangements are not material to the Company's business.


MISCELLANEOUS

        Oshman's typically satisfies its working capital needs out of internally generated funds from current operations and its credit facilities as addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

        Oshman's is a retailer and backlog is not relevant to its business. Oshman's does not have contracts subject to renegotiation or termination and does not carry on any material amount of research and development activities.

        Federal, state, and local environmental regulations have not had, and are not expected to have, any material effect upon the expenditures, earnings or competitive position of the Company.

        As of January 29, 1994, Oshman's employed approximately
3,200 people including part-time employees.

ITEM 2.   PROPERTIES.

        Oshman's general and executive offices are located at 2302 Maxwell Lane, Houston, Texas and consist of approximately 79,000 square feet of leased space in a well maintained brick and steel building. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex. The Company rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. Additionally, the Company leases 14,000 square feet of warehouse and office space in Honolulu, Hawaii.

        Oshman's owns the following properties: an 83,000 square foot building on approximately six acres in Houston, Texas housing a second distribution center; a 56,500 square foot building on 2.7 acres in Millbrae, California, of which 14,000 square feet are utilized for a retail store and the remaining 42,500 square feet are leased to an unrelated party; a 16,000 square foot building on
1.4 acres in Mountain View, California, of which 11,500 square feet are utilized for a retail store and the remaining 4,500 square feet are leased to an unrelated party; a 10,000 square foot building on approximately one acre in Los Angeles, California which is utilized for a retail store; and a 27,500 square foot building on 1.8 acres in San Antonio, Texas of which 20,000 square feet are utilized for a retail store and the remaining 7,500 square feet are leased to an unrelated party.

        Substantially all of Oshman's retail stores occupy leased space in modern structures. As of the end of the last fiscal year, these retail stores occupied an aggregate of approximately 2,198,000 square feet of floor space under leases expiring at various dates from 1994 to 2017 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,400 square feet, while the average megastore occupies approximately 63,000 square feet.

The four traditional stores in locations owned by Oshman's aggregate approximately 50,000 square feet of floor space.

        Aggregate rentals paid by the Company under all its leases amounted to approximately $16,447,000 during the fiscal year ended January 29, 1994. Most store leases provide for rentals which are the greater of a fixed minimum or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

ITEM 3.   LEGAL PROCEEDINGS.

        The Company is subject to certain pending legal proceedings, most of which are ordinary and routine litigation incidental to its business. None of such legal proceedings, in the opinion of the Company, is material to its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 1994.



                EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name and age of each executive officer of the Company, all positions and offices with the Company held by each person named, and the period during which each person named has served as an officer of the Company:


      NAME                  AGE          POSITIONS AND OFFICES HELD (1)                       OFFICER SINCE
- ------------------          ---          ------------------------------                       -------------

Alvin N. Lubetkin            60     Vice Chairman of the Board, President, Chief Executive          1966
                                    Officer, Director (2)
Marilyn Oshman               54     Chairman of the Board, Director (3)                             1993
Edward R. Carlin             53     Executive Vice President, Chief Financial Officer,              1982
                                    Secretary, Director
Lindsay J. Rice              39     Executive Vice President (4)                                    1991
Richard L. Bockart           59     Vice President, Treasurer, Assistant Secretary (5)              1969
A. Lynn Boerner              53     Vice President                                                  1984
Will A. Clark                47     Vice President (6)                                              1992
Steven U. Rath               39     Vice President (7)                                              1992


- -------------------------
(1) Unless otherwise stated below, each person has held such positions and offices for the last five years. The term of office of each officer is until the next annual meeting of directors or until his or her successor has been elected and qualified.

(2) Mr. Lubetkin was elected President in June 1989 after Marvin Aronowitz resigned from that position.

(3) Ms. Oshman was elected Chairman of the Board in April 1993 and has been a director of the Company since 1979. Prior to becoming an employee of the Company in 1990, Ms. Oshman was involved in civic and charitable activities and management of her personal investments.

(4) Prior to being elected Executive Vice President in March 1991, Mr. Rice served as California Division Vice President
       (1988-1991) and Divisional Merchandise Manager (1986-1988).

(5)    Mr. Bockart was elected Treasurer in June 1990.

(6) Prior to becoming Vice President of the Company, Mr. Clark served as a Divisional Vice President in the warehousing and human resource functions (1990-1992), and store operations (1989-1990). Before joining the Company, Mr. Clark was Vice President and General Manager of The Outdoorsman Group, a retailer and manufacturer of sporting goods apparel and equipment.

(7) Prior to becoming Vice President of the Company, Mr. Rath served as a Divisional Vice President for corporate development (1990-1992), and Director of Corporate Development (1988-1989). Before joining the Company, Mr. Rath was
       Director of Research and Strategic Planning for the Foley's Division of Federated Department Stores, Inc.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

    Oshman's Common Stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol OSHM. The high and low closing sales prices of the Common Stock, as reported by NASDAQ, were as follows for the quarterly periods indicated:


        FISCAL YEAR ENDED                                HIGH       LOW
        -----------------                                -----       -----
        JANUARY 29, 1994
            First Quarter. . . . . . . . . . . . . . . . $11.00     $7.50
            Second Quarter . . . . . . . . . . . . . . .   9.00      4.63
            Third Quarter. . . . . . . . . . . . . . . .   8.50      4.75
            Fourth Quarter . . . . . . . . . . . . . . .   9.00      5.63

        JANUARY 30, 1993
            First Quarter. . . . . . . . . . . . . . . .  $7.50     $3.75
            Second Quarter . . . . . . . . . . . . . . .   5.75      4.50
            Third Quarter. . . . . . . . . . . . . . . .   9.25      4.75
            Fourth Quarter . . . . . . . . . . . . . . .   9.50      7.75


        As of March 31, 1994, there were 388 holders of record of the Common Stock. The Board of Directors suspended the payment of dividends in March 1991 and does not anticipate paying dividends in the foreseeable future. The Company's credit facility restricts the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following table provides selected consolidated financial information for the Company's last five fiscal years.


                                         JANUARY 30,     FEBRUARY 1,     FEBRUARY 2,     FEBRUARY 3,
FOR THE YEAR ENDED       JANUARY 29,        1993           1992            1991            1990
OR AS OF THE YEAR END       1994         (52 WEEKS)      (52 WEEKS)      (52 WEEKS)     (53 WEEKS)
                        (52 WEEKS)       (RESTATED)      (RESTATED)      (RESTATED)     (RESTATED)
                        ------------     -----------     -----------     -----------    ------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Sales      $ 307,935        $ 313,253      $  297,829      $ 318,100       $ 317,197
Net Earnings (Loss)       (19,494)            (679)         (4,050)*       (3,834)           (455)
Net Earnings (Loss)
   per Share                (3.36)            (.12)           (.70)*         (.66)           (.08)
Dividends per Share           --               --              --             .20             .20
Total Assets              126,432          138,341         143,384        155,257         164,621
Long-Term Debt              3,712            1,696           5,510          8,885          12,550


- ---------------------------
* Does not include a net gain of $2,150,000 arising from a non-recurring change in accounting principle reflected in the Company's Statement of Operations for the year ended February 1, 1992.

  The four years ended January 30, 1993 have been restated to reflect a change in inventory valuation methods from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method during the third quarter of 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        During the year ended January 29, 1994, ("fiscal 1993"), Oshman's continued to reposition itself within the competitive sporting goods market toward its goal of becoming primarily a megastore sporting goods operator. In addition to opening three new stores, two of which were SuperSports USA megastores, the Company converted one of its traditional stores into a megastore and closed 12 traditional stores. In the fourth quarter of fiscal 1993, the Company announced a plan to accelerate the closing of 34 underperforming stores over the next two years in order for the Company to redeploy more aggressively its assets toward the more profitable megastore format.

        Oshman's business is subject to substantial seasonal variation and may also be impacted by regional and national economic and weather conditions. Favorable snow ski conditions during the year ended January 30, 1993 ("fiscal 1992"), for instance, benefitted the Company, while unfavorable ski and economic conditions negatively impacted results during fiscal 1993. In addition, results of operations during the past three years have been influenced by certain nonrecurring items which affect the comparison of one year's results to another.

NON-RECURRING ITEMS

        On December 27, 1993, the Company announced a restructuring plan to accelerate the closing of 34 underperforming traditional stores over the next two years, two of which were closed in January 1994, and that it would record a $15,000,000 pre-tax restructuring charge against fiscal 1993 fourth quarter earnings. The significant components of the charge, which will negatively affect future cash flows of the Company, are (i) estimated future operating losses totaling approximately $3,360,000, before depreciation, (ii) $3,650,000 for estimated lease termination costs, (iii) $3,050,000 for markdowns related to the liquidation of merchandise inventories and (iv) approximately $1,100,000 for severance pay and various other store closing costs. In addition, the Company expects to incur non-cash flow charges of approximately $3,500,000 in connection with the disposition of fixed assets. These 34 stores as a group incurred direct store losses of almost $3,000,000 in fiscal 1993. Management believes the Company will be better served by redeploying the assets invested in these stores toward the more profitable megastore strategy, thereby accelerating its transformation into a megastore sporting goods operator.

        In the third quarter of fiscal 1993, the Company changed its method of valuing its merchandise inventories from the last-in, first-out method (LIFO) to the first-in, first-out method (FIFO) in order to better measure the current value of such merchandise inventories and the financial position of the Company. This change was applied retroactively and at the beginning of fiscal year 1993 had the effect of increasing merchandise inventories by $10,896,000 and retained earnings by $6,911,000, net of income taxes. Accordingly, all prior year amounts affected by this accounting change have been restated primarily earnings, inventories, income tax liabilities and expense, retained earnings and costs of goods sold.

        In the fourth quarter of fiscal 1990, Oshman's began implementing a corporate restructuring to eliminate duplicate merchandising and administrative functions. The merchandising and administrative functions of the California division were relocated to Houston, Texas and combined with the Central division operation in an effort to reduce combined operating expenses by approximately $2,000,000 annually on a continuing basis. During fiscal 1992, payroll and related expenses for the merchandising and administrative areas of the Company were more than $2,300,000 less than fiscal
1990 levels. In fiscal 1993, these expenses were further reduced by $500,000 from the 1992 levels. In fiscal 1990, Oshman's recorded a one-time charge of $1,966,000, which included severances, employee relocations, fixed asset abandonment losses and costs related to converting separate divisional merchandise information systems to a single system located in Houston.

        In December 1987, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," which requires deferred income taxes to be determined based on the enacted income tax rates for the years in which these taxes will be payable or refundable. The Company adopted the standard in the first quarter of the year ended February 1, 1992 ("fiscal 1991"), and the cumulative effect for the years prior to February 2, 1991 was to decrease deferred income taxes and provide a one time credit to net earnings in the amount of $2,150,000. In February 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The Company adopted this standard in fiscal 1993, and the impact was immaterial to the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1993, net cash of $4,406,000 was used in operating activities. The primary causes for the net use of cash were (i) a pretax loss of $4,587,000 before depreciation, amortization and the $15,000,000 restructuring charge and (ii) a $2,622,000 decrease in accounts payable, offset by cash provided by a reduction in merchandise inventories of $4,634,000. Cash used by investing activities was $3,035,000, which related primarily to the net purchase of property, plant and equipment of $4,497,000, after reduction for landlord-provided construction funds of $1,576,000, offset by proceeds of $1,284,000 from the sale of real estate and leasehold interests. Financing activities provided net cash of $2,042,000 due to the Company's utilization of its credit facility at the end of the year in the amount of $1,985,000 and the addition of a five-year mortgage note for $855,000 in the third quarter of 1993 in connection with the purchase of real estate where one of the Company's stores was under lease. Cash of $765,000 was used for payment of scheduled long-term debt and the prepayment of mortgage debt in relation to the sale of real estate.

        In fiscal 1992, operating activities provided a net cash increase of $3,906,000. The primary sources of the net cash increase from operating activities were pretax profits before depreciation and amortization of $5,011,000 and a decrease in prepaid expenses and other of $2,900,000, related primarily to the realization of a Federal income tax refund. These items were offset by an increase in merchandise inventories of $7,200,000 reduced by a related increase in trade accounts payable of $3,643,000. Cash used by investing activities was $2,021,000, including net purchase of property, plant and equipment totaling $2,876,000 after reduction for landlord-provided construction funds of $2,817,000. Financing activities used cash of $7,724,000 for payment of scheduled long-term debt installments, costs associated with the acquisition of a new revolving credit facility and prepayment of certain long-term debt obligations, discussed below.

        Operating activities in fiscal 1991 provided a net cash increase of $10,133,000. The primary source of the net cash increase from operating activities was a reduction in merchandise inventories of $12,739,000, offset by a related decrease in trade accounts payable of $2,669,000. Cash used by investing activities was $2,604,000, including net purchase of property, plant and equipment totaling $2,784,000 after reduction for landlord-provided construction funds of $1,141,000. Financing activities used cash of $3,720,000 for payment of scheduled long-term debt installments.

        As discussed above, the Company converted to the FIFO inventory method of accounting for its merchandise inventories in fiscal 1993. Fiscal year-end inventories, on a FIFO basis, were $88,699,000 for 1993, $93,333,000 for 1992 and $86,133,000 for
1991. The Company began reducing its inventory levels in fiscal 1990 to improve turnover through utilization of its new merchandise information systems. In fiscal 1992, as sales began to increase, and as a result of opening five new stores, three of which were megastores, inventory levels were increased. In fiscal 1993, as a result of the Company's efforts to continue to improve its inventory management and in consideration of declining sales trends, inventories were reduced.

        Additions to property, plant and equipment in fiscal 1993, fiscal 1992 and fiscal 1991 were $4,497,000, $2,876,000 and
$3,242,000 (including a capital lease), respectively. In fiscal 1993, the Company opened three new stores, two of which were SuperSports USA megastores, and converted an existing traditional store to a SuperSports USA megastore. The net expenditure relating to the opening of these new stores and the conversion of the existing store, over and above developer funding, totaled approximately $1,067,000. Approximately $1,736,000 was spent to renovate and refurbish existing locations and for other uses and $953,000 was used for the purchase of real estate where one of the Company's retail stores was under lease. Five stores, including three new SuperSports USA megastores, were opened during fiscal 1992, the construction of and appointments for which were substantially funded by developers. Approximately $1,676,000 was spent to renovate and refurbish existing locations, and $750,000 was used in the exercise of an advantageous option to purchase real estate where one of the Company's stores was under lease. Two new stores were opened in fiscal 1991, the construction of and appointments for which were totally funded by developers, and approximately $2,042,000 was used in the renovation and refurbishment of existing locations. Additions of approximately $687,000 in fiscal 1993, $450,000 in fiscal 1992 and $1,200,000 in fiscal 1991 related to the acquisition of computer hardware and software, including the continued development of the Company's merchandise information systems.

        One of the principal sources of the Company's liquidity has been its lines of credit. On August 31, 1992, the Company entered into an agreement providing for a three-year, $32,500,000 revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula, and subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The financing agreement includes various restrictions, requirements and financial covenants. Advances under the credit facility bear interest at the prime rate plus 1.5% and any unused borrowing capacity is subject to a line of credit fee of .5%. The Company drew upon the credit facility on September 1, 1992 in an initial amount of approximately $15,213,000 to prepay, without prepayment penalty, its existing unsecured promissory notes due December 31, 1993 and October 1, 1995 in the aggregate principal amount of $6,250,000 and to satisfy its working capital needs.

        The Company's financing agreement was amended in December 1993 to increase the revolving line of credit from $32,500,000 to $40,000,000. The agreement has been amended several other times as well, primarily to modify the financial covenants contained therein. The Company is currently in compliance with all covenants of the financing agreement.

        At the end of fiscal 1993, borrowings outstanding against the Company's credit facility were $1,985,000. There were no borrowings outstanding against the Company's credit facilities in effect at the end of fiscal 1992 or fiscal 1991. The Company had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) totaling $3,439,000 at the end of fiscal 1993, $3,092,000 at the end of fiscal 1992 and $5,195,000 at the end of fiscal 1991.

        The Company's primary source of liquidity in fiscal 1993 was the use of its credit facility under which average borrowings were $13,781,000. The Company's primary sources of liquidity in fiscal 1992 and 1991 were cash provided by operating activities of $3,906,000 and $10,133,000, respectively, and the Company's use of its lines of credit under which average borrowings were $7,884,000 in fiscal 1992 and $4,916,000 in fiscal 1991. Average borrowings increased in fiscal 1993, primarily as a result of the Company's reduced levels of cash provided by operations. Average borrowings in 1992 increased from fiscal 1991, primarily because of the Company's prepayment of certain of its long-term debt, as discussed above. Because of the seasonal nature of its business and the build up in inventory for the Christmas season, the highest amount of borrowings and outstanding letters of credit under the Company's credit facility and lines of credit typically is in November and was $30,489,000 at November 12, 1993, $25,652,000 at November 13,
1992 and $19,857,000 at November 27, 1991.

        Capital expenditures in fiscal 1994 are expected to be approximately $4,600,000. Approximately $1,950,000 will be allocated to renovations of existing locations and to other uses.
The Company plans to open three SuperSports USA megastores in fiscal 1994 at a net capital cost of approximately $1,250,000. Additionally, approximately $1,400,000 will be used for point of sale systems and computer hardware and software. During fiscal 1993, the Company closed 12 marginally performing stores, 10 of which had direct store losses, thereby eliminating their working capital requirements and overhead costs. In fiscal 1994, the Company expects to close approximately 26 stores, 16 of which are part of the restructure discussed above and the costs of which will be charged against the restructure reserve provided in fiscal 1993.
In fiscal 1994, the Company estimates that the stores included in the restructure will require cash of approximately $7-8 million to cover the operating losses of the stores in operation during the year, plus the lease termination costs, liquidation markdowns and other closing costs associated with the 16 stores expected to close in 1994. The remainder of the closures in fiscal 1994 are expected to occur in the normal course of business as leases expire; the Company does not anticipate any unusual material costs or capital requirements in connection with these closures. The Company anticipates being able to satisfy its capital needs during fiscal 1994 from internally generated funds and the use of its credit facility.

RESULTS OF OPERATIONS

        Sales for fiscal 1993 decreased 1.7% to $307,935,000 from $313,253,000 in fiscal 1992. Sales for fiscal 1992 increased 5.2% to $313,253,000 from $297,829,000 in fiscal 1991. Same store sales increases (decreases) for the last three fiscal years were (4.2%) in fiscal 1993, 1.7% in fiscal 1992 and (6.4%) in fiscal 1991.

        The sales decline in fiscal 1993 was largely due to lost sales in California resulting primarily from the declining economic environment, poor snow-ski conditions and disruptions caused by the natural disasters that occurred in the state. Sales also declined in Florida as a result of a substantial reduction in advertising expenditures that had been increased to combat large-format competitors during fiscal 1992. A substantial number of the Company's Florida stores will be closed during the next two years pursuant to the restructure plan. In addition, competition from large-format sporting goods retailers continued to negatively impact the Company's smaller traditional stores.

        During the quarter ended July 31, 1993, the Company changed its method of determining same store sales results. Previously, a store's sales had been included in same store sales after its twelfth full month of operation. To prevent distortions of same store sales results caused by the relatively high sales levels associated with the grand opening promotions of its SuperSports USA megastores, the Company redefined same store sales to include only those stores that have been open for a full 12 months as of the beginning of the current fiscal year.

        Even though the Company experienced an overall same store sales decrease in fiscal 1993, the SuperSports USA megastores experienced a same store sales increase of 13.2%, while total sales from all megastores (including two new stores) open at the end of the year increased 57.5% to $64,616,000. Same store sales from stores to be closed pursuant to the restructure plan declined 10.9% from fiscal 1992.

        Even though the Company experienced a same store sales increase in fiscal 1992, the increase in total sales was primarily due to the five new stores, including three SuperSports USA megastores, opened during the year. These five new stores were responsible for a sales contribution of approximately $21,270,000, part of which was offset by lost sales of about $9,600,000 attributable to the closing of 18 traditional stores during the year. The principal factor in the Company's same store sales decline during fiscal 1991 was a severe out-of-stock situation that occurred in key items due to buying disruptions during the corporate restructuring. The impact was felt mostly by the stores in the western United States, although other stores were also affected. Weak economic conditions, particularly in California, together with the Persian Gulf war and continuing strong competitive pressures also contributed significantly to the decline. Additionally, the Company closed eight stores while opening only two traditional stores in fiscal 1991. During fiscal 1992, the Company was able to recover some of the sales volume lost in fiscal 1991 due to the disruptions caused by the corporate restructure and the Persian Gulf war. The weak economy in California, however, continued to negatively impact overall results.

        Cost of goods sold as a percentage of sales for fiscal years 1993, 1992 and 1991 was 66.7%, 64.0% and 64.0%, respectively.
The increase in cost of goods sold as a percentage of sales in fiscal 1993 was due primarily to increased price reductions and promotional markdowns.

        In fiscal 1993, the Company aggressively pursued competitive pricing, which did not produce sufficient sales increases to cover the increased cost of goods sold as a percentage of sales. In fiscal 1994, the Company does not plan to continue this strategy and therefore expects to reduce cost of goods sold as a percentage of sales.

        Selling and administrative expenses as a percentage of sales was 36.7%, 36.3% and 37.6% for the fiscal years 1993, 1992 and 1991, respectively. The slightly increased rate as a percentage of sales in fiscal 1993 was primarily related to reduced same store sales and the resulting effect on relatively fixed costs. The reduced rate of selling and administrative expenses in fiscal 1992 was largely attributable to the increased level of sales, savings realized as a result of the corporate restructuring and the Company's continuing effort to control expenses. In fiscal 1993, occupancy costs increased to 8.6% as a percentage of sales from 8.3% in each of the previous two fiscal years. Advertising costs were 5.2% as a percentage of sales in fiscal 1993 and fiscal 1992 compared to 4.8% in fiscal 1991. The increased rates of advertising costs in both fiscal 1993 and 1992 were due to a more aggressive promotional program. In fiscal 1993, payroll and related taxes and benefit costs decreased .4% as a percentage of sales from the prior year levels. This decrease of approximately $2,100,000 from fiscal 1992 levels resulted primarily from a net reduction of selling payrolls in existing and closed stores, offset by payrolls in new stores. In fiscal 1992, payroll and related taxes and benefit costs decreased approximately $400,000 from 1991 levels, which had been reduced more than $3,300,000 from fiscal 1990 amounts, and, as a percentage of sales, were a full percentage point lower than in the prior year. The modest overall expense reduction was achieved through expense reductions in the administrative areas and closed stores, thereby offsetting increased payroll and related costs in new and existing stores. Approximately 60% of the $3,300,000 expense reduction in fiscal 1991 occurred in stores and distribution centers; the balance of the reduction related to savings in administrative areas, primarily in the latter part of the year, reflecting partially the benefit of the corporate restructuring.

        Interest expense for fiscal years 1993, 1992 and 1991 was $1,427,000, $1,085,000 and $1,555,000, respectively. The increased expense in fiscal 1993 was a result of the Company's increased average borrowing during the year. The reduction in interest expense in fiscal 1992 related to reduced long-term debt caused by scheduled principal payments during the first seven months of the year and by the replacement of the long-term debt with proceeds of the Company's new credit facility (as discussed above) at lower interest rates.

        The major components of miscellaneous (income) expense are set out in the table below:


                                                               FISCAL YEAR       FISCAL YEAR      FISCAL YEAR
                                                                  1993             1992             1991
                                                           ---------------   ---------------   --------------
Gain on sale of real estate and leasehold interests        $    (699,000)    $   (960,000)     $      --
Provision for stores closed in the normal course of
    operations and write off of other assets                      719,000         660,000          351,000
License fees                                                   (1,303,000)       (625,000)        (372,000)
Provision for earthquake loss                                     500,000              --               --
Interest income                                                   (69,000)       (327,000)        (175,000)
Accrual for legal settlement                                     (235,000)        300,000               --
Other - net                                                        97,000          95,000           83,000
                                                            --------------   -------------   --------------
    Total                                                   $    (990,000)   $   (857,000)   $    (113,000)


        The income tax (benefit) rates for fiscal years 1993, 1992 and 1991 were (24.2%), (40.0%) and (35.9%), respectively. The decreased benefit rate in fiscal 1993 was the result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109. However, these amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings. The variance in the rate in fiscal 1992 was caused by the effects of state income taxes and income tax credits.

        In fiscal 1993, the Company's net loss was $19,494,000. Before income tax benefit and the $15,000,000 charge related to the Company's restructure (discussed above), the Company incurred a loss of $10,731,000 compared to a pre-tax loss of $1,131,000 in fiscal 1992. The increase in the loss before income tax benefit and the restructuring charge was primarily attributable to a $10,220,000 decrease in gross profit which was somewhat offset by a slight reduction in selling and administrative expenses. The reduction of gross profit was caused by a sales decline of $5,318,000 compared to fiscal 1992 and the increased rate of cost of goods sold as a percentage of sales in fiscal 1993 as discussed above. The Company also recorded a charge of $500,000 for damages suffered during the California earthquake in January 1994.

        In fiscal 1992, the Company reduced its net loss from $1,900,000 ($4,050,000 before cumulative effect of change in accounting principle) in fiscal 1991 to $679,000. This improvement was primarily the result of the gross profit contribution from increased sales in new and existing stores. Additionally, except for occupancy costs which increased proportionally with sales and increased advertising expense, selling and administrative expenses were reduced by more than $1,000,000 from their 1991 levels. Reduced interest expense and an increase in miscellaneous income further contributed to the improved results in fiscal 1992.

        Although revenues will continue to be influenced by economic conditions and the competitive environment, the Company believes that, as it repositions itself towards becoming primarily a megastore operator, improved sales and earnings results from its megastores, together with reductions in the number of marginally performing traditional stores (which are more susceptible to the effects of competitive pressures from other large-format sporting goods retailers), will enable it to provide positive operating cash flows and also to overcome the effects of any future inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item appears on pages 24 through 47 of this report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There is no incident required to be disclosed herein.


                           PART III

        In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 29, 1994 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                  PAGE
(a)     1.  Financial Statements                                                REFERENCE
            --------------------                                                ---------

            Report of independent certified public accountants . . . . . . . .     24

            Consolidated balance sheets at January 29, 1994
            and January 30, 1993 . . . . . . . . . . . . . . . . . . . . . . .     26

            Consolidated statements of operations for the years
            ended January 29, 1994, January 30, 1993 and
            February 1, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .     27

            Consolidated statements of stockholders' equity for the
            years ended January 29, 1994, January 30, 1993 and
            February 1, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .     28

            Consolidated statements of cash flows for the years ended
            January 29, 1994, January 30, 1993 and February 1, 1992. . .           29

            Notes to consolidated financial statements . . . . . . . . . . . .     30

            Selected quarterly financial data. . . . . . . . . . . . . . . . .     42

        2.  Financial Statement Schedules

            Schedule V  -         Property, Plant and Equipment -
                                  Years ended January 29, 1994,
                                  January 30, 1993 and
                                  February 1, 1992 . . . . . . . . . . . . . .     43

            Schedule VI -         Accumulated Depreciation and
                                  Amortization of Property, Plant
                                  and Equipment - Years ended
                                  January 29, 1994, January 30, 1993
                                  and February 1, 1992 . . . . . . . . . . . .     44

            Schedule VIII -       Allowance for Doubtful
                                  Receivables - Years ended
                                  January 29, 1994,
                                  January, 30, 1993 and
                                  February 1, 1992 . . . . . . . . . . . . . .     45

            Schedule IX -         Short-Term Borrowings -Years
                                  ended January 29, 1994,
                                  January 30, 1993 and
                                  February 1, 1992 . . . . . . . . . . . . . .     46

            Schedule X -         Supplementary Income Statement
                                 Information -Years ended
                                 January 29, 1994,
                                 January 30, 1993 and
                                 February 1, 1992 . . . . . . . . . . . . . . .    47

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

    3. List of Exhibits
       ----------------

            3.1 Certificate of Incorporation of Oshman's Sporting Goods, Inc., as amended to date. (Filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1987 and incorporated herein by reference.)

            3.2 Bylaws of Oshman's Sporting Goods, Inc., as amended to date. (Filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1987 and incorporated herein by reference.)

            4.1 Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc. (the "Financing Agreement"). (Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended August 1, 1992 and incorporated herein by reference.)

            4.1(a)      Amendment dated March 9, 1993 to the Financing
            Agreement.   (Filed as Exhibit 19.1 to the Company's Form 10-K for
            the fiscal year ended January 30, 1993 (the "1993 10-K") and incorporated herein by reference.)

            4.1(b)        Amendment dated March 22, 1993 to the Financing
            Agreement. (Filed as Exhibit 19.2 to the 1993 10-K and incorporated herein by reference.)

            4.1(c)      Amendment dated June 3, 1993 to the Financing
											 Agreement.  (Filed as Exhibit 4.1 to the Company's Form 10-Q for the
											 fiscal quarter ended May 1, 1993 and incorporated herein by
											 reference.)

            4.1(d)        Amendment dated October 29, 1993 to the Financing
            Agreement. (Filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended October 30, 1993 (the "October 10-Q") and incorporated herein by reference.)

            4.1(e)        Amendment dated October 29, 1993 to the Financing
            Agreement. (Filed as Exhibit 4.2 to the October 10-Q and incorporated herein by reference.)

            4.1(f)        Amendment dated December 23, 1993 to the Financing
            Agreement.

            4.1(g)        Amendment dated December 23, 1993 to the Financing
            Agreement.

            4.1(h)        Amendment dated January 27, 1994 to the Financing
            Agreement.

            4.1(i)        Amendment dated  April 6, 1994  to the Financing
            Agreement.

            10.1    *     Split Dollar Agreement between the Company and Marvin
            Aronowitz, dated October 1, 1976. (Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 29, 1983 and incorporated herein by reference.)


            10.2    *     Executive Salary Continuation Agreement between the
            Company and Marvin Aronowitz, dated October 1, 1976.  (Filed as
            Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended January 29, 1983 and incorporated herein by reference.)

            10.3    *     Oshman's Sporting Goods, Inc. 1982 Incentive Stock
            Option Plan for Key Employees. (Filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended January 29, 1983 and incorporated herein by reference.)

            10.3(a) *     First Amendment to Oshman's Sporting Goods, Inc.  1982
            Incentive Stock Option Plan for Key Employees.  (Filed as Exhibit
            10.6 to the Company's Form 10-K for the fiscal year ended January 31, 1987 and incor-porated herein by reference.)

            10.4    *     Deferred Compensation Agreement between the Company
            and Alvin N. Lubetkin, dated December 29, 1988.  (Filed as Exhibit
            10.5 to the Company's Form 10-K for the fiscal year ended January 28, 1989 and incorporated herein by reference.)

            10.5    *     Oshman's Sporting Goods, Inc. 1988 Statement of Policy
            Regarding Key Employees Severance Pay Bonus Program.  (Filed as
            Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended January 28, 1989 and incorporated herein by reference.)

            10.5(a) *     First Amendment to Oshman's Sporting Goods, Inc.
            Statement of Policy Regarding Key Employees Severance Pay Bonus Program. (Filed as Exhibit 19.3 to the 1993 10-K and incorporated herein by reference.)

            10.6    *     Oshman's Sporting Goods, Inc. 1986 Stock Option Plan,
            as amended. (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended January 31, 1987 and incorporated herein by reference.)

            10.6(a) *     Second Amendment to Oshman's Sporting Goods, Inc. 1986
            Stock Option Plan. (Filed as Exhibit 19.4 to the 1993 10-K and incorporated herein by reference.)

            10.6(b) *     Third Amendment to Oshman's Sporting Goods, Inc. 1986
            Stock Option Plan. (Filed as Exhibit 19.5 to the 1993 10-K and incorporated herein by reference.)

            10.7    *     Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan.
            (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended January 31, 1987 and incorporated herein by reference.)

            10.7(a) *     First Amendment to Oshman's Sporting Goods, Inc. 1986
            Stock Bonus Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 3, 1990 and incorporated herein by reference.)

            10.8    *     Employment Agreement dated October 3, 1990 between the
            Company and Alvin N. Lubetkin.

            10.9    *     Loan Agreement dated October 3, 1990 between the
            Company and Alvin N. Lubetkin. (Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.)

            10.10   *     Oshman's Sporting Goods, Inc. 1991 Stock Option Plan.
            (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended February 2, 1991 and incorporated herein by reference.)

            10.11   *     Severance Agreement between the Company and Edward R.
            Carlin, dated January 29, 1992. (Filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and incorporated herein by reference.)

            10.12   *     Oshman Employees' Profit-Sharing Plan and Trust.
            (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended February 1, 1992 and incorporated herein by reference.)

            10.12(a) *    First Amendment to Oshman Employees' Profit-Sharing
            Plan. (Filed as Exhibit 19.6 to the 1993 10-K and incorporated herein by reference.)

            10.13    *    Separation Agreement between the Company and Charles
            Rosemond dated February 22, 1993. (Filed as Exhibit 10.13 to the 1993 10-K and incorporated herein by reference.)

            10.14    *    Oshman's Sporting Goods, Inc. 1993 Non-Employee
            Director Stock Option Plan.

            11.1          Statement re Computation of Per Share Earnings.

            18.1 Letter from Grant Thornton dated December 10, 1993 regarding Change in Accounting Principle. (Filed as Exhibit 18.1 to the October 10-Q and incorporated herein by reference).

            21.1          Subsidiaries of the Registrant.

            23.1          Consent of Grant Thornton.

- ---------------------------------
* Management contract or compensatory plan or arrangement.

        The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to Richard L. Bockart, Vice President, Oshman's Sporting Goods, Inc., P.O. Box 230234, Houston, Texas 77223-0234.

(b)     Reports on Form 8-K.  The Company filed no reports on
Form 8-K during the last quarter of the fiscal year ended
January 29, 1994.

                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OSHMAN'S SPORTING GOODS, INC.


                                   By:/s/ EDWARD R. CARLIN
                                      ---------------------------
                                      Edward R. Carlin
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Director


Date:   April 22, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 22, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ MARILYN OSHMAN                        /s/ ALVIN N. LUBETKIN
- ------------------------------            ------------------------------
Marilyn Oshman                            Alvin N. Lubetkin
Chairman of the Board of Directors        Vice Chairman of the
                                          Board of Directors,
                                          President, Chief
                                          Executive Officer
                                          (Principal Executive Officer)
                                          and Director


/s/ EDWARD R. CARLIN                      /s/ MARVIN ARONOWITZ
- ------------------------------            ------------------------------
Edward R. Carlin                          Marvin Aronowitz
Executive Vice President,                 Director
Chief Financial Officer (Principal
Financial and Accounting Officer)
and Director





/s/ FRED M. GERSON                        /s/ STEWART ORTON
- ------------------------------            ------------------------------
Fred M. Gerson                            Stewart Orton
Director                                  Director




/s/ DOLPH B.H. SIMON
- ------------------------------
Dolph B.H. Simon
Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


      We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of January 29, 1994 and January 30, 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.

      We have also audited Schedules V, VI, VIII, IX and X of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended January 29, 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

        As discussed in note A4, the Company retroactively changed its method of accounting for inventory.


GRANT THORNTON




Houston, Texas
March 18, 1994

                       OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                         January 29, 1994 and January 30, 1993
                                    (In thousands)


		                                                ASSETS                       1993          1992
                                                                                          (Restated)
                                                                             --------     ----------
                                                                                                                          (Restated)
CURRENT ASSETS
Cash and cash equivalents                                                    $     44     $  5,443
    Accounts receivable, less allowance of $242 in 1993 and
      $244 in 1992                                                              3,492        3,590
    Merchandise inventories                                                    88,699       93,333
    Prepaid expenses and other                                                  4,549        4,124
                                                                               ------      -------
          Total current assets                                                 96,784      106,490
PROPERTY, PLANT AND EQUIPMENT - AT COST                                        80,811       78,998
    Less accumulated depreciation and amortization                             52,066       48,215
                                                                              -------      -------
                                                                               28,745       30,783
OTHER ASSETS                                                                      903        1,068
                                                                               ------       ------

                                                                             $126,432     $138,341
                                                                              =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term obligations                               $    373     $    313
   Trade accounts payable                                                      32,866       35,488
   Accrued liabilities                                                         11,242       11,283
   Income taxes                                                                   154        1,012
   Sales tax payable                                                            2,650        2,903
   Restructuring reserve                                                       10,971          -
                                                                               ------        ------
          Total current liabilities                                            58,256       50,999

DEFERRED INCOME TAXES                                                             313        5,823

LONG-TERM OBLIGATIONS                                                           3,712        1,696

LONG-TERM RESTRUCTURING RESERVE                                                 3,822           -

STOCKHOLDERS' EQUITY
   Common stock                                                                 5,805         5,805
   Additional capital                                                           3,252         3,252
   Retained earnings                                                           51,272        70,766
                                                                               =======      =======

See notes to consolidated financial statements.

                         OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       	        CONSOLIDATED STATEMENTS OF OPERATIONS
                  					   Years ended January 29, 1994, January 30, 1993
																																							 and February 1, 1992
                                 (In thousands except per share amounts)



                                                                1993           1992           1991
                                                                            (Restated)     (Restated)
                                                             ---------      ----------     ----------
Net sales                                                     $307,935       $313,253      $297,829
 Costs and expenses
   Cost of goods sold                                          205,250        200,348       190,706
   Selling and administrative expenses                         112,979        113,808       112,002
   Corporate restructuring                                      15,000           -              -
   Interest expense                                              1,427          1,085          1,555
   Miscellaneous income                                           (990)          (857)          (113)
                                                              ---------       --------       --------
                                                               333,666        314,384        304,150
          Loss before income taxes and cumulative
             effect of change in accounting principle          (25,731)        (1,131)        (6,321)
Income tax benefit                                              (6,237)          (452)        (2,271)
                                                              ---------      ---------       --------
          Loss before cumulative effect of change in
             accounting principle                              (19,494)          (679)        (4,050)
Cumulative effect to February 2, 1991 of change
   in accounting for income taxes                                   -              -           2,150
                                                              ---------      -----------      -------

          NET LOSS                                            $(19,494)      $   (679)      $ (1,900)
                                                              =========      ===========    ==========

Earnings (loss) per share
   Loss before cumulative effect of change in
      accounting principle                                   $   (3.36)      $   (.12)      $   (.70)

   Cumulative effect to February 2, 1991 of change
      in accounting for income taxes                                -              -             .37
                                                             _________      __________     ___________
          Loss per common and common equivalent
             share                                           $   (3.36)      $   (.12)      $   (.33)
                                                             ==========     ==========     ===========



See notes to consolidated financial statements.

                        OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended January 29, 1994, January 30, 1993 and February 1, 1992
                                        (In thousands)

                                           Common stock                Additional       Retained
                                     Shares          Amount             capital         earnings
                                                                      (Restated)
Balance at February 2, 1991, as
   previously reported                5,795           $5,795            $3,264         $ 66,905

Cumulative effect on prior years
   of retroactive restatement for
   change in method of accounting
   for inventory valuation              -                -               -                6,440

Balance at February 2, 1991,          ------          ------            ------         --------
   as restated                        5,795            5,795             3,264           73,345

Stock option and stock bonus plan       -                -                  10             -

Issuance of shares under stock
   bonus plan                             9                9               (23)            -
Net loss for the year                   -                -                  -            (1,900)
                                      ------          ------             --------        -------
Balance at February 1, 1992           5,804            5,804              3,251          71,445

Issuance of shares under stock
   bonus plan                             1                1                  1             -

Net loss for the year                   -                -                   -             (679)
                                      ______           ______            _______        ________

Balance at January 30, 1993            5,805            5,805              3,252         70,766

Net loss for the year                    -                -                    -        (19,494)
                                       -----            -----            --------       --------
Balance at January 29, 1994            5,805           $5,805             $3,252       $ 51,272
                                     =======          =======            ========       ========


See notes to consolidated financial statements.

                         OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended January 29, 1994, January 30, 1993
                                    and February 1, 1992
                                      (In thousands)

                                                           1993            1992           1991
                                                          ------          ------         ------
                                                                        (Restated)     (Restated)

Cash flows of operating activities
    Net loss                                              $(19,494)     $   (679)       $ (1,900)
    Adjustments to reconcile net cash (used) provided
      by operating activities
      Depreciation and amortization                          6,144         6,142           6,205
       Reserve for corporate restructuring                  15,000           -               -
      Charge to reserve for corporate restructuring           (207)          -               -
      Stock option and bonus plan expense, net of stock
         retained for income taxes                              -              2              (4)
      (Gain) loss on disposition of fixed assets              (130)          368             449
      (Decrease) increase in deferred income taxes          (5,510)         (247)          3,647
      Cumulative effect of change in accounting principle       -             -           (2,150)
      Gain on disposition of real estate and leaseholds       (698)         (960)             -
      Changes in assets and liabilities
         Decrease in accounts receivable                        98           396             288
         Decrease (increase) in merchandise inventories      4,634        (7,200)         12,739
         (Increase) decrease in prepaid expenses and other    (469)        2,900          (1,053)
         (Decrease) increase in trade accounts payable      (2,622)        3,643          (2,669)
         Decrease in accrued liabilities                      (294)         (93)          (1,529)
         Decrease in income taxes                             (858)        (366)          (3,890)
                                                            -------       ------          -------
         Net cash (used) provided in operating activities   (4,406)        3,906          10,133
 Cash flows of investing activities
   Proceeds from sale of fixed assets                          132           102             136
   Purchase of property, plant and equipment                (4,497)       (2,876)         (2,784)
   Proceeds from disposition of real estate and leaseholds   1,284           710              -
   Proceeds from note receivable                                46            43              44
                                                            -------      -------         -------
          Net cash used by investing activities             (3,035)      (2,021)          (2,604)
 Cash flows of financing activities
   Payment of loan acquisition costs                           (34)        (421)              -
         Proceeds (payment) of long-term obligations, net    2,076       (7,303)          (3,720)
                                                            -------      -------         --------
         Net cash provided (used) by financing activities    2,042       (7,724)          (3,720)
                                                            -------      -------         --------
 Net (decrease) increase in cash and cash equivalents       (5,399)      (5,839)           3,809
 Cash and cash equivalents at beginning of period            5,443       11,282            7,473
                                                            -------      -------         --------
 Cash and cash equivalents at end of period               $     44     $  5,443         $ 11,282
                                                           ========   =========          ========
Supplemental disclosures of cash flow information
   Cash paid (refunded) during the year for
      Income taxes                                        $    108     $ (4,501)        $    240
       Interest                                           $  1,403     $  1,343         $  1,520
 Noncash investing and financing activities:
   During 1991, a capital lease obligation of $458
   was incurred when the Company entered into a
   lease for new computer equipment

See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       January 29, 1994, January 30, 1993 and February 1, 1992


NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GENERAL BUSINESS
- ----------------

   Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores, primarily in the Southwestern, Western, and Southern United States. The Texas and California stores accounted for approximately 37% and 27%, respectively, of sales for the year ended January 29, 1994. The majority of the Company's sales are either cash or through major national credit cards.

   1.   FISCAL YEAR
        -----------

   The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1993 (52 weeks), 1992 (52 weeks), and 1991 (52 weeks) ended on January 29, 1994, January 30, 1993, and
February 1, 1992, respectively.

   2.   PRINCIPLES OF CONSOLIDATION
        ---------------------------

   The consolidated financial statements include the accounts of Oshman's Sporting Goods, Inc. and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

   3.   CASH AND CASH EQUIVALENTS
        -------------------------

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Equivalents of $3,002,000 at the end of 1992 consist of short-term, interest bearing deposits and securities stated at cost, which approximates market. These equivalents include securities purchased under agreements to resell (reverse repurchase agreements), which result from transactions that are collateralized by negotiable securities. At the end of 1992, the Company had agreements outstanding to resell securities in the amount of $3,002,000 with maturity dates of less than four days. There were no equivalents in 1993.

   4.   MERCHANDISE INVENTORIES
        -----------------------

   Merchandise inventories are valued principally by the retail method and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. During the year ended January 29, 1994, the Company changed its method of valuing its inventory to the FIFO method from the last-in, first-out (LIFO) method in order to better measure the current value of such inventories and the financial position of the Company.

              OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

        January 29, 1994, January 30, 1993 and February 1, 1992

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The effect of this change was to decrease the net loss by approximately $4,600,000 ($0.79 per share) in 1993, primarily due to increased realization of tax benefits. The financial statements of 1992 have been retroactively restated increasing the previously reported net loss by $479,000 ($.08 per share). The financial statements for 1991 have also been retroactively restated for the change, resulting in an increase of the loss before cumulative effect of change in accounting principle by $12,000 (no earnings per share effect) and decrease of the net loss by $950,000 ($.16 per share).

   5.   PROPERTY, PLANT AND EQUIPMENT
        -----------------------------

   Depreciation and amortization are provided principally by the straight-line method based upon estimated useful lives of 3 to 10 years for furniture, fixtures and equipment, 3 to 30 years for leasehold improvements and 20 to 40 years for buildings. Estimated useful lives of leasehold improvements represent the remaining term of the lease in effect at the time the improvements are made.

   6.   AMORTIZATION OF OTHER ASSETS
        ----------------------------

   Amortization is computed using the straight-line method. Excess of cost over net assets of a business acquired is being amortized over 40 years. Loan acquisition costs are being amortized over the term of the related debt.

   7.   INCOME TAXES
        ------------

   Provision has been made for deferred income taxes applicable to the temporary differences between earnings for financial reporting purposes and taxable income. Principal temporary differences include differences in accounting for depreciation and capitalization of certain inventory costs. Income tax credits are accounted for by the flow-through method, which recognizes the credits as reductions of income tax expense in the year utilized.

   8.   PRE-OPENING COSTS
        -----------------

   Costs (other than property, plant and equipment) associated with the opening of new stores under 25,000 square feet are charged to expense as incurred. Pre-opening costs of stores larger than 25,000 square feet are deferred and amortized over a one-year period subsequent to the store opening.

   9.   RECLASSIFICATIONS
        -----------------

   Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 financial statement presentation.

                         OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                    January 29, 1994, January 30, 1993 and February 1, 1992


NOTE B - PROPERTY, PLANT AND EQUIPMENT

   The cost of property, plant and equipment at the end of the year consists of the following:

                                                    1993          1992
                                                   ------        ------
                                                       (In thousands)
   Furniture, fixtures and equipment              $44,397       $43,830
       Leasehold improvements                      29,329        28,203
       Buildings                                    3,574         3,631
       Land                                         1,917         1,657
       Leasehold improvements under capital leases  1,594         1,677
                                                  -------       -------
                                                  $80,811       $78,998
                                                   ======        ======

NOTE C - NOTE RECEIVABLE

   The Company has a noninterest bearing note receivable from the Company's chief executive officer. At the end of 1993 and 1992, the balance of the note was $556,000 and $601,000, respectively. The note is payable in 228 bi-weekly installments of approximately $2,000 beginning April 1, 1991, with the remainder due September 2000. The note is collateralized by life insurance and Company stock options.


NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at the end of the year consist of the following:

                                        1993           1992
                                       ------         ------
                                           (In thousands)
 Revolving credit facility due August
 31, 1995, interest payable monthly
 at prime plus 1-1/2%; collateralized
 by inventory, accounts receivable
 and real estate                       $1,985       $    -

 Mortgage notes collateralized by
 land and buildings (approxi-
 mate cost $4,736,000) payable in
 aggregate monthly installments
 of $28,000, including interest
 ranging from prime (6% at
 January 29, 1994) plus 1% to 9-1/2%
 (fixed), maturing through 2005         1,876          1,575

Capitalized lease obligations, interest
at an average rate of 8% to 15-1/2%,
maturing at various dates through 1997    224            434
                                       ------          -----
                                        4,085          2,009
Less current maturities                   373            313
                                       ------         ------
                                       $3,712         $1,696
                                       ======         ======

               OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

          January 29, 1994, January 30, 1993 and February 1, 1992

NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

Following are maturities of long-term obligations for each of the next five years and thereafter:


      Fiscal year                                   Amount
      -----------                                 ----------
                                                 (In thousands)
          1994                                      $  373
          1995                                       2,189
          1996                                         655
          1997                                         110
          1998                                         497
       Thereafter                                      261
                                                      _____
                                                     $4,085
                                                     ======

   On August 31, 1992, the Company entered into an agreement providing for a three-year, $32,500,000 revolving credit facility. Advances under the facility are based on a borrowing base formula and subject to certain loan reserves, and the facility is secured
primarily by inventory, accounts receivable and real estate.   The
credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. Advances under the credit facility bear interest at the prime rate (6% at January 29, 1994) plus 1.5% and any unused borrowing capacity is subject to a line of credit fee of .5%. Advances outstanding at January 29, 1994 amounted to $1,985,000. Effective April 30, 1993, the credit facility was amended to increase the revolving line of credit from $32,500,000 to $38,500,000 for the month of November 1993 and to amend certain financial covenants for the fiscal year 1993. Additionally, on October 29,1993 the credit facility was amended to permit the change in method of valuing inventories and certain financial covenants for the period ended October 30, 1993. During the fourth quarter in 1993, the facility was also amended to increase the revolving line of credit to $40,000,000 and to modify the financial covenants to accommodate the Company's restructuring plan.

   On September 1, 1992, amounts advanced under the revolving credit facility were used to prepay, without penalty, $6,250,000 of unsecured promissory notes payable.

   At the end of 1993 and 1992, outstanding letters of credit were $3,439,000 and $3,092,000, respectively.

         OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

     January 29, 1994, January 30, 1993 and February 1, 1992

NOTE E - INCOME TAXES

   During the first quarter of 1991, the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes. Under SFAS No. 96, deferred tax assets and liabilities represent the tax effect, based on current law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.

   The cumulative effect of this accounting change on the years ending February 2, 1991 and prior was to reduce the net loss by $2,150,000 ($.37 per share).

   During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The new standard has changed certain requirements prescribed by SFAS No. 96, but retains the asset and liability approach of accounting for deferred taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's financial statements.

   The Company's tax benefit consisted of the following:


                                               1993             1992          1991
                                              ------           ------        ------
                                                            (In thousands)
       Current
         Federal                                 (9)        $    -          $(2,348)
         State                                   34             233              59
       Deferred
         Federal                             (5,638)           (634)             18
         State                                 (624)            (51)              -
                                             -------          ------          ------
                                            $(6,237)          $(452)        $(2,271)
                                             =======          ======         =======

   A reconciliation of income tax benefits on net losses before cumulative effect of change in accounting principle computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

               OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

           January 29, 1994, January 30, 1993 and February 1, 1992

NOTE E - INCOME TAXES - CONTINUED

                                                             1993             1992             1991
                                                            ------           ------           ------
                                                                       (In thousands)
       Income tax benefit at statutory rate               $(8,748)          $(385)           $(2,150)
       Increases (reductions)
          State income taxes (net of
             Federal tax benefit)                              22             119                 39
          Targeted jobs tax credit-net                        (15)           (100)              (104)
       Other items - net                                     (446)            (86)               (56)
       Valuation allowance                                  2,950              -                  -
                                                            -----            -----             ------

                                                            2,511             (67)              (121)
                                                           ------            -----           --------
           Income tax benefit                             $(6,237)          $(452)           $(2,271)
                                                           =======           =====           ========


   Deferred federal income taxes (benefit) result from temporary differences in the recognition of revenue and expenses for tax and financial statement purposes.

   The sources of these differences and the tax effect were as follows:

<CAPTION
                                                1993             1992             1991
                                               ------           ------           ------
                                                            (In thousands)

Tax benefit carryforward of operating loss     $(2,261)         $(263)          $   -
Targeted jobs and other tax credit                 (22)          (209)              -
Accelerated depreciation                          (458)          (274)            (110)
Inventory capitalization                          (172)          (131)             (72)
Accrued expenses deductible in different
 years for financial and tax purposes           (5,346)           168              329
LIFO termination                                  (409)          (246)              (7)
Deferred gain - condemnation                        -              99               -
Store pre-opening costs, net                       (89)           245              (96)
Other items                                        169            (23)             (26)
Valuation allowance                              2,950             -                 -
                                                ------           -----            -----

                                               $(5,638)         $(634)          $   18
                                                =======          =====           ======


                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

               January 29, 1994, January 30, 1993 and February 1, 1992



NOTE E - INCOME TAXES - CONTINUED

   Deferred tax assets and liabilities at January 29, 1994 consist of the following:


                                             Current        Long-Term
                                             -------        ---------
                                                   (In thousands)

     Assets
         Accrued expenses                    $ 3,660          $ 2,710
         Other                                   121              -
         NOL carryforward                        -              2,469
         Business tax credits                    -                466
                                              -------         -------
                                               3,781            5,645
     Liabilities
      Depreciation of property and equipment     -              2,984
      Inventory capitalization                   776              -
      LIFO termination                           490            1,985
      Store opening costs                        159              -
      State taxes                                  4              179
      Other                                       53              213
                                              ------            -----

                                               1,482            5,361
                                              ------            -----
       Net asset before valuation allowance    2,299              284

         Less valuation allowance             (2,353)            (597)
                                              -------           -----

              NET LIABILITY                $      54         $    313
                                              ======           ======

   Deferred income taxes of $54,000 and $16,000 were included in current liabilities at the end of 1993 and 1992. The change in the method of accounting for inventory which was made in the first quarter of 1993 resulted in a $3,596,000 increase in the deferred federal tax liability and a $388,000 increase in deferred state tax liability.

   Deferred assets were reduced by a valuation allowance of $2,950,000 during 1993. Based upon the criterion of SFAS No. 109, recognition of a deferred tax asset is prohibited if the Company cannot show that it is more likely than not that the deferred tax asset will be realized in future years.

   The Company has net operating loss carryforwards of approximately $7,261,000. The carryforwards expire $641,000 in 2008 and $6,620,000 in 2009. Additionally, the Company has foreign tax credit carryforwards of $232,000 expiring from 1997 to 1999, job tax credit carryforwards of $173,000 expiring from 2008 to 2009 and alternative minimum tax credit carryforwards of $61,000.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

          January 29, 1994, January 30, 1993 and February 1, 1992

NOTE F - COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

   The Company conducts certain of its operations in owned facilities with its remaining operations being conducted in facilities leased under noncancelable operating leases. Rentals of the retail locations are based on minimum required rentals and/or, in certain instances, contingent rentals based on a percentage of sales. Some leases contain renewal options with provision for increased rentals during the renewal term.

   Future minimum rental payments under operating leases at the end of 1993 are as follows:


      Fiscal year                                                Amount
      -----------                                               --------
                                                             (In thousands)
          1994                                                   $13,311
          1995                                                    13,192
          1996                                                    12,439
          1997                                                    11,835
          1998                                                    11,186
       Thereafter to 2017                                         76,612


   Minimum payments have not been reduced by minimum sublease rental income of $19,167,000 due in the future under noncancelable subleases.

   Total rental expense entering into the determination of net loss is as follows:


                                         1993         1992         1991
                                        ------       ------       ------
                                                (In thousands)

         Leased facilities
         Minimum rentals                $13,798     $13,545      $12,382
          Contingent rentals (based
           on a percentage of sales)      2,649       2,488        2,210
                                         ------     -------       ------
                                         16,447      16,033       14,592
       Other rentals                        461         448          577
                                         ------     -------       ------
                                        $16,908     $16,481      $15,169
                                         ======      ======       ======

   Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $363,000 through 1998.

            OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

       January 29, 1994, January 30, 1993 and February 1, 1992

NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

   CAPITAL LEASES
   --------------
   Future minimum lease payments for assets under capital leases at the end of 1993, and the present value of such payments, are as follows:

                  Fiscal year                                           Amount
                  -----------                                          --------
                                                                   (In thousands)
                    1994                                                 $209
                    1995                                                   17
                    1996                                                   17
                                                                         -----
       Total minimum lease payments                                       243

          Less amount representing interest                                19
                                                                         -----
       Present value of minimum obligations                              $224
                                                                          ===

   PROFIT SHARING PLAN
   -------------------
   The Company and its subsidiaries participate in a discretionary employee profit sharing plan. No contributions were made in 1993, 1992 or 1991.

   EMPLOYEE MEDICAL PLAN
   ---------------------
   The Company has an employee medical plan available to all full-time regular employees. The plan provides for payment of various medical expenses and is funded by participating employees and the
Company.   The provision for the Company's contribution to the plan
amounted to $691,000, $484,000 and $865,000 for 1993, 1992 and
1991, respectively.

   SEVERANCE PAY BONUS AGREEMENTS
   ------------------------------
   The Company has employment agreements with certain executive officers that become operative only upon a change in control of the Company. Compensation which may be payable under these agreements has not been accrued in the consolidated financial statements as a change in control, as defined, has not occurred.

   LITIGATION
   ----------
   Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.

              OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                  January 29, 1994, January 30, 1993
                         and February 1, 1992



NOTE G - STOCKHOLDERS' EQUITY

CAPITAL STOCK
- -------------
Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. Common stock issued and outstanding was 5,805,000 shares at the end of 1993 and 1992, and 5,804,000 shares at the end of 1991.

   COMMON STOCK OPTION PLANS
   -------------------------
   At the end of 1993, the Company had under option 580,100 shares of its common stock for issuance at prices ranging from $4.13 to $15.20 per share, of which 322,950 were exercisable.

   The Company's 1993 Non-Employee Director Stock Option Plan provides for the issuance of options to non-employee directors of the Company at an option price equal to the average of the closing prices of the last five trading days preceding and including the date of grant. Unexercised options expire no later than ten years from date of grant or three months after the termination of the directorship, extended to one year if the termination of directorship is caused by death or disability. An additional 70,000 shares are reserved for future option grants.

   The Company's 1991 Stock Option Plan and 1982 Incentive Stock Option Plan provide for the issuance of options to key employees of the Company at an option price of 100% of the market value of the shares at the time the options are granted. No option is exercisable after the expiration of five years from the date the option is granted and unexercised options lapse at termination of employment under the 1982 Plan and thirty-one days after termination of employment under the 1991 Plan. An additional 80,300 shares are reserved for future option grants under the 1991 Plan.

   The Company's 1986 Stock Option Plan allows the granting of options at an option price of not less than 50% of the market value of the shares at date of grant. Unexercised options expire no later than ten years from date of grant or twelve months after termination of employment. An additional 32,000 shares are reserved for future option grants.

   The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1993, 1992 or 1991. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

             OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

           January 29, 1994, January 30, 1993 and February 1, 1992



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

   No options were exercised in 1993, 1992 or 1991.

   COMMON STOCK BONUS PLAN
   -----------------------
   The Company has 36,502 shares of stock reserved for future grants under a stock bonus plan. At the end of 1993, no grants were outstanding. The plan provides for the issuance of shares, at no cost to employees, over a five year period from date of grant, with one-third of the shares to be received at the end of each of the third, fourth, and fifth years if still employed. Selling and administrative expenses related to the stock bonus plan were not material in 1993, 1992 or 1991.


NOTE H - EARNINGS (LOSS) PER SHARE

   Earnings (loss) per common and dilutive common equivalent share are based upon the weighted average number of common shares outstanding during each year. Outstanding options and bonus grants are included in periods where they have a dilutive effect.


NOTE I - CORPORATE RESTRUCTURING

   As a result of the Company's review of its operating strategies to become primarily a mega-store sporting goods operator, and in order to more aggressively redeploy its assets, the Company is implementing a restructuring plan to close 34 underperforming traditional stores. A restructuring charge of $15,000,000 before taxes was recorded in December 1993 which includes provisions for anticipated operating losses, liquidation markdowns on inventory, leasehold improvement abandonments, lease termination costs and other anticipated costs necessary to close the stores.

SUPPLEMENTAL INFORMATION

                     OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                           SELECTED QUARTERLY FINANCIAL DATA
                                      (Unaudited)
                    Years ended January 29, 1994 and January 30, 1993
                         (In thousands except per share amounts)


                                                     First       Second          Third          Fourth
                                                    quarter      quarter         quarter        quarter
                                                   --------      -------         -------       --------
1993 (First and Second Quarters
       Restated)
    Net sales                                      $64,166       $81,290         $66,563       $  95,916
                                                   ========      ========        ========      ==========
    Gross profit                                   $23,337       $26,306         $23,114       $  29,928
                                                   ========      ========        ========      ==========
    Net earnings (loss)                            $(2,311)      $(1,569)        $(3,333)      $ (12,281)
                                                   ========      ========        ========      ==========
    Earnings (loss) per share                      $  (.40)      $  (.27)        $  (.57)      $   (2.12)
                                                   ========      ========        ========      ==========

1992 (Restated)

   Net sales                                       $62,186       $80,962         $69,019       $101,086
                                                   ========      ========        ========      =========
   Gross profit                                    $24,256       $28,420         $24,221       $ 36,008
                                                   ========      ========        ========      =========
   Net earnings (loss)                             $  (925)      $   123         $(2,390)      $  2,513
                                                   ========      ========        ========      =========
   Earnings (loss) per share                       $  (.16)      $   .02         $  (.41)      $    .43
                                                   ========      ========        ========      =========

                                                                     Schedule V
                       OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                               PROPERTY, PLANT AND EQUIPMENT
                       Years ended January 29, 1994, January 30, 1993
                                   and February 1, 1992
                                      (In thousands)

                 Column A                      Column B         Column C          Column D         Column F
                 --------                     ----------        --------          --------         --------
                                              Balance at                                          Balance at
                                              beginning         Additions                           end of
         Classifications                      of period          at cost         Retirements        period
         ---------------                      ----------        ----------       -----------       ---------

YEAR ENDED JANUARY 29, 1994

   Furniture, fixtures and equipment          $43,830             $2,003           $1,436           $44,397
   Leasehold improvements                      28,203              1,540              414            29,329
   Buildings                                    3,631                524              581             3,574
   Land                                         1,657                430              170             1,917
   Leasehold improvements under capital leases  1,677                -                 83             1,594
                                               ------              -----            ------           ------

                                              $78,998             $4,497           $2,684           $80,811
                                               ======              =====            =====            ======

YEAR ENDED JANUARY 30, 1993

   Furniture, fixtures and equipment          $43,641             $1,293           $1,104            $43,830
   Leasehold improvements                      29,000                831            1,628             28,203
   Buildings                                    3,471                160                -              3,631
   Land                                         1,065                592                -              1,657
   Leasehold improvements under capital leases  1,847                -                170              1,677
                                               ------              ------           ------            ------

                                              $79,024             $2,876            $2,902           $78,998
                                               ======              =====             =====            ======
YEAR ENDED FEBRUARY 1, 1992

   Furniture, fixtures and equipment          $43,129             $2,866            $2,354           $43,641   Leasehold improvement
   Buildings                                    3,471                -                   -             3,471
   Land                                         1,065                -                   -             1,065
   Leasehold improvements under capital leases  1,847                -                   -             1,847
                                               ------              -----              -----            -----

                                              $78,602             $3,242            $2,820           $79,024
                                               ======              =====             =====            ======

Column E - None.


                                                                  Schedule VI

                       OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                        ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                               PROPERTY, PLANT AND EQUIPMENT
                       Years ended January 29, 1994, January 30, 1993
                                   and February 1, 1992
                                       (In thousands)

                   Column A                     Column B         Column C         Column D        Column F
                   --------                     --------         --------         --------        --------
                                               Balance at        Additions                        Balance at
                                                beginning        charged to                        end of
          Classifications                       of period         expense        Retirements       period
          ---------------                      -----------       ----------      -----------      ----------

YEAR ENDED JANUARY 29, 1994

   Furniture, fixtures and equipment            $28,147            $3,715           $1,129          $30,733
   Leasehold improvements                        16,992             2,052              607           18,437
   Buildings                                      1,466               139              276            1,329
   Leasehold improvements under capital leases    1,610                40               83            1,567
                                               --------            --------         -------          ------

                                                $48,215            $5,946           $2,095          $52,066
                                                =======            ======           =======         =======
YEAR ENDED JANUARY 30, 1993

   Furniture, fixtures and equipment            $25,313            $3,756           $  922          $28,147
   Leasehold improvements                        16,203             2,129            1,340           16,992
   Buildings                                      1,344               122                -            1,466
   Leasehold improvements under capital leases    1,734                46              170            1,610
                                                -------             ------           ------          ------

                                                $44,594            $6,053           $2,432          $48,215
                                                =======            ======           ======          =======
YEAR ENDED FEBRUARY 1, 1992

   Furniture, fixtures and equipment            $23,233            $3,793           $1,713          $25,313
   Leasehold improvements                        14,383             2,226              406           16,203
   Buildings                                      1,223               121                -            1,344
   Leasehold improvements under capital leases    1,682                52                -            1,734
                                                -------             -----            ------          ------

                                                $40,521            $6,192           $2,119          $44,594
                                                =======            ======           =======         =======
Column E - None.


                                                                 Schedule VIII

                   OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL RECEIVABLES
                  Years ended January 29, 1994, January 30, 1993
                               and February 1, 1992
                                  (In thousands)


                   Column A                 Column B          Column C          Column D        Column E
                   --------                 --------          --------          --------        --------
                                           Balance at        Additions                          Balance at
                                            beginning        charged to                           end of
                Description                 of period         expense         Deductions (A)      period
                -----------                ----------        ----------       -------------     ----------

Year ended January 29, 1994                   $244              $ 17               $ 19             $242

Year ended January 30, 1993                   $260              $ 10               $ 26             $244

Year ended February 1, 1992                   $222              $ 49               $ 11             $260


(A)       Receivables charged off, net of recoveries.

Column C(2) - None.


                                                                  Schedule IX

                   OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                               SHORT-TERM BORROWINGS
                   Years ended January 29, 1994, January 30, 1993
                               and February 1, 1992


                                                                       (In thousands)
                    Column A                         Column D              Column E              Column F
                    --------                         --------            ------------            --------
                                                      Maximum               Average               Weighted
                   Category of                         amount               amount                average
                    aggregate                       outstanding           outstanding          interest rate
                   short-term                        during the            during the            during the
                   borrowings                           period              period                 period
                   ----------                        ---------           ------------            --------                      (a)



Year ended January 29, 1994
   Payable to banks                                      -                    -                       -

Year ended January 30, 1993
   Payable to banks                                    $ 7,000               $2,940                 6.56%

Year ended February 1, 1992
   Payable to banks                                    $15,530               $4,916                 7.29%


(a) The Company's unsecured bank line of credit of $15,000,000 expired in August 1992 and was replaced by a $32,500,000 long-term revolving credit facility which was subsequently increased to $40,000,000.

(b) Total weighted borrowings outstanding divided by 365 days (135 days for the year 1992).

(c) Interest expense divided by average daily balance on a 365 day basis (135 days for the year 1992).


Column B - None.

Column C - Not applicable.

                                                                   Schedule X
                    OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   Years ended January 29, 1994, January 30, 1993
                               and February 1, 1992
                                  (In thousands)


                                                        1993             1992             1991
                                                      -------           -------          ------

Maintenance and repairs expense                      $  6,852         $  6,592         $  7,238

Advertising costs                                    $ 15,878         $ 16,193         $ 14,265

Taxes, other than payroll and
   income taxes                                      $  4,273         $  3,859         $  3,975
