Form 10-Q
period 1994-04-30
OSHMANS SPORTING GOODS INC
filed 1994-06-13
CIK 75043

                               Form 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1994

                                  OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 0-5648

                     OSHMAN'S SPORTING GOODS, INC.
        (Exact name of registrant as specified in its charter)

          DELAWARE                        74-1031691
  (State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

                   2302 MAXWELL LANE, HOUSTON, TEXAS
                                 77023

                (Address of principal executive offices)
                               (Zip Code)

                             (713) 928-3171

         (Registrant's telephone number, including area code)

                                NO CHANGE

 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1.00 par value           5,804,624

                    PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

           OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 ARPIL 30, 1994 AND JANUARY 29, 1994
                          (IN THOUSANDS)

                                                         APRIL 30    JAN 29
                                                           1994       1994
                        ASSETS                          ----------  --------
                                                        (UNAUDITED)
CURRENT ASSETS
  CASH AND EQUIVALENTS                                 $    264   $     44
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $245 APRIL 94, $242 JAN 94                            3,239      3,492
  MERCHANDISE INVENTORIES                               102,327     88,699
  PREPAID EXPENSES AND OTHER                              5,164      4,549
                                                        --------   --------
           TOTAL CURRENT ASSETS                         110,994     96,784


PROPERTY, PLANT AND EQUIPMENT-AT COST                    80,040     80,811
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                       53,884     52,066
                                                        --------   --------
    NET PROPERTY, PLANT AND EQUIPMENT                    26,156     28,745

OTHER ASSETS                                                851        903
                                                        --------   --------
                                                       $138,001   $126,432
                                                        ========   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS          $    332   $    373
  TRADE ACCOUNTS PAYABLE                                 35,554     32,866
  ACCRUED LIABILITIES                                    13,214     13,892
  INCOME TAXES                                              128        154
  RESTRUCTURING RESERVE                                   8,843     10,971
                                                        --------   --------
           TOTAL CURRENT LIABILITIES                     58,071     58,256

DEFERRED FEDERAL INCOME TAXES                               313        313

LONG-TERM OBLIGATIONS                                    17,368      3,712

LONG-TERM RESTRUCTURING RESERVE                           2,867      3,822

STOCKHOLDERS' EQUITY
  COMMON STOCK                                            5,805      5,805
  ADDITIONAL CAPITAL                                      3,253      3,252
  RETAINED EARNINGS                                      50,324     51,272
                                                        --------   --------
           STOCKHOLDERS' EQUITY                          59,382     60,329
                                                        --------   --------
                                                       $138,001   $126,432
                                                        ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED
                    APRIL 30, 1994 AND MAY 1, 1993
                              (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  1994        1993

                                                ---------   ---------
                                                            (RESTATED)

NET SALES                                      $  66,125   $  64,166

COSTS AND EXPENSES:
  COST OF GOODS SOLD                              41,514      40,829
  SELLING AND ADMINISTRATIVE EXPENSES             25,751      26,912
  INTEREST EXPENSE                                   343         291
  MISCELLANEOUS EXPENSE (INCOME)                    (535)         19
                                                ---------   ---------
                                                  67,073      68,051
                                                ---------   ---------

LOSS BEFORE INCOME TAXES                            (948)     (3,885)

INCOME TAX BENEFIT                                  -         (1,574)
                                                ---------   ---------

                NET LOSS                       $    (948)  $  (2,311)
                                                =========   =========



EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                             $   (0.16)  $   (0.40)
                                                =========   =========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                     5,805       5,805
                                                =========   =========

DIVIDENDS PER SHARE                            $    0.00   $    0.00
                                                =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS
                       ENDED APRIL 30, 1994 AND MAY 1, 1993
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           1994         1993
                                                         ---------   ----------
                                                                     (RESTATED)
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS                                              $    (948)  $   (2,311)
  ADJUSTMENTS TO RECONCILE NET CASH USED IN
   OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                           1,506        1,544
    RESERVE FOR CORPORATE RESTRUCTURING,
      NET OF DEPRECIATION AND AMORTIZATION                 (1,610)       -
    STOCK OPTION AND BONUS PLAN EXPENSE                         1        -
    LOSS ON DISPOSITION OF FIXED ASSETS                       116           14
    INCREASE IN DEFERRED INCOME TAXES                        -             123
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                         253          605
      INCREASE IN MERCHANDISE INVENTORIES                 (13,628)     (14,485)
      INCREASE IN PREPAID EXPENSES AND OTHER                 (627)      (1,745)
      INCREASE (DECREASE)IN TRADE ACCOUNTS PAYABLE          2,688       (2,323)
      DECREASE IN ACCRUED LIABILITIES                        (678)      (2,662)
      (DECREASE) INCREASE IN INCOME TAXES                     (26)          24
                                                         ---------   ----------
         NET CASH USED IN OPERATING ACTIVITIES            (12,953)     (21,216)
                                                         ---------   ----------

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                           10           24
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                  (465)      (1,894)
  PROCEEDS FROM NOTE RECEIVABLE                                13           13
                                                         ---------   ----------
     NET CASH USED BY INVESTING ACTIVITIES                   (442)      (1,857)
                                                         ---------   ----------

CASH FLOWS OF FINANCING ACTIVITIES:
  INCREASE IN LONG-TERM OBLIGATIONS                        13,615       17,879
                                                         ---------   ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              13,615       17,879
                                                         ---------   ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               220       (5,194)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    44        5,443
                                                         ---------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD                   $     264   $      249
                                                         =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID
    INCOME TAXES                                        $       6   $       49
    INTEREST                                            $     256   $      199

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     APRIL 30, 1994 AND MAY 1, 1993
                              (UNAUDITED)

NOTE A
     THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1993 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at April 30, 1994 were $264,000 compared to $44,000 at January 29, 1994. In the first quarter of 1994, cash totaling $12,953,000 was used in operating activities. The primary use of cash was related to a $13,628,000 increase in merchandise inventories, in preparation for the Company's Once a Year Sale which begins in May, and charges to the Company's restructuring reserve, discussed below, offset by a related increase in trade accounts payable of $2,688,000. Cash of $442,000 was used in investing activities, primarily for the purchase of property, plant and equipment. Financing activities provided cash of $13,615,000 as the Company utilized its credit facility to meet its working capital needs.

Average borrowings under the Company's credit facility during the first quarter of 1994 were $12,839,000 and the highest amount of borrowings and outstanding letters of credit was $20,077,000 at April 25, 1994. During the first quarter of 1993, average borrowings were $11,107,000 and the highest amount of borrowings and outstanding letters of credit was $23,730,000 at April 26, 1993. The increased level of average borrowings in 1994 was related primarily to losses incurred by the stores included in the restructure group.

On December 27, 1993, the Company announced a restructuring plan to accelerate the closing of 34 underperforming traditional stores over the next two years. As of the end of the first quarter of 1994, six of the 34 stores had been closed and commitments obtained for the closure of four additional stores by the end of June 1994. In the first quarter of 1994, these stores as a group used cash of approximately $1,610,000 to cover losses before depreciation and amortization. Approximately $540,000 of this amount was for lease terminations related to stores closed or expected to be closed by the end of June 1994.

Sales volumes from all stores included in the restructure group were $6,658,000 in the quarter ended April 30, 1994 compared to $7,258,000 in the first quarter of 1993. Operating results for these stores during the first quarter of 1994 was a loss of $2,503,000, which included accelerated depreciation of approximately $1,286,000 and estimated liquidation markdowns in excess of "normal" markdown levels totaling approximately $695,000, compared to a loss of $740,000 in the first quarter of 1993. During the quarter ended April 30, 1994, the Company charged its restructuring reserve $3,083,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets which have been incurred for the stores included in the restructure group.

Results of Operations

Net sales for the quarter ended April 30, 1994 increased 3.1% over the same period in 1993. Excluding stores included in the restructure group, net sales increased 4.5% and comparable same store sales increased 2.7% over the same period last year.

Net sales from the Company's eight SuperSports USA megastores, which equalled 25.1% of total net sales in the first quarter of 1994, increased 41% to $16,612,000, from $11,784,000 in the same period last year and SuperSports USA megastore same store sales increased 10.6%. At the end of the first quarter of 1994, the Company was operating 154 stores, including eight megastores, compared to 170 stores, including five megastores, at the same time a year ago. On May 4, 1994, the Company opened its ninth SuperSports USA megastore in Webster, Texas and plans now call for the opening of three additional stores in 1994, including the conversion of a traditional store to a megastore.

Cost of goods sold was 62.8% in the quarter ended April 30, 1994 compared to 63.6% for the same period in 1993. The improved rate in 1994 as a percentage of sales is related primarily to reduced markdowns.

Selling and administrative expenses as a percentage of sales were 38.9% for the quarter ended April 30, 1994, compared to 41.9% in the same period last year. Selling and administrative expenses includes a net credit of $522,000 related to the 34 stores included in the restructure group. Excluding this adjustment, selling and administrative expenses as a percentage of sales were 39.7% for the quarter ended April 30, 1994. This improvement as a percentage of sales is related primarily to reduced payroll costs and occupancy costs, caused both by the effect of same store sales increases and reductions in absolute dollars expended, offset somewhat by increased promotional expenses.

Interest expense for the quarter ended April 30, 1994 was $343,000 compared to $291,000 for the same period last year. The increase in interest expense is primarily related to the increased average borrowings under the Company's credit facility in the first quarter of 1994.

The variations in miscellaneous (income) expense are set out in the table below:

                                                1st Quarter
                                              ----------------
                                               1994     1993
                                              ------   -------
                                               (In thousands)

       License fees                           $(389)    $(244)
       Provision for stores closed in the
         normal course of operations and
         write off of other assets             ( 44)      184
       Insurance recovery                      (105)       -
       Other - net                                3        79
                                              ------    -----
                                              $(535)    $  19
                                              ======    =====


There was no income tax benefit in the first quarter of 1994 as a result of the Company's inability to recognize the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under SFAS 109. However, these amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings.

In the quarter ended April 30, 1994, the Company's results were a loss of $948,000 before income taxes compared to a pretax loss of $3,885,000 in the same quarter the previous year. The improved results are primarily due to improved sales volumes, decreased costs of goods sold as a percentage of sales, reduced selling and administrative expense and increased miscellaneous income. Additionally, the non-recurrence of pretax losses of approximately $740,000 in the first quarter of 1993, attributable to the 34 stores included in the restructure group, further contributed to the improved comparative results.

                          PART II -- OTHER INFORMATION


ITEM 6 - EXHIBITS                                                        EXHIBIT 11.1

                   OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
              FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND MAY 1, 1993
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 1994                    1993
                                        ---------------------   ---------------------
                                                      FULLY                   FULLY
                                          PRIMARY    DILUTED      PRIMARY    DILUTED
                                         ---------  ---------    ---------  ---------
                                                                 (RESTATED) (RESTATED)
NET LOSS                                $    (948) $    (948)   $  (2,311) $  (2,311)
                                         =========  =========    =========  =========




WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        5,805      5,805        5,805      5,805

EXCESS OF SHARES ISSUABLE UPON
  EXERCISE OF STOCK OPTIONS OVER
  SHARES DEEMED RETIRED UNDER THE
  "TREASURY STOCK" METHOD                    -          -            -          -
                                         ---------  ---------    ---------  ---------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND DILUTIVE COMMON EQUIVALENT
  SHARES OUTSTANDING                        5,805      5,805        5,805      5,805
                                         =========  =========    =========  =========




     LOSS PER COMMON AND
       COMMON EQUIVALENT SHARE          $   (0.16) $   (0.16)   $   (0.40) $   (0.40)
                                         =========  =========    =========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIGNATURES


Pursuant to the Requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OSHMAN'S SPORTING GOODS, INC.


Date:                         By:
                              Edward R. Carlin
                              Executive Vice-President
                              and Chief Financial Officer


