Form 10-Q
period 1994-07-30
OSHMANS SPORTING GOODS INC
filed 1994-09-12
CIK 75043

FORM 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

           (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 30, 1994

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to ________

                       COMMISSION FILE NUMBER 0-5648

                       OSHMAN'S SPORTING GOODS, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                   74-1031691
State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                           Identification No.)

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

                            Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value                 5,804,774

                      PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JULY 30, 1994 AND JANUARY 29, 1994
                                (IN THOUSANDS)

                                                           JUL 30        JAN 29
                                                            1994          1994
                        ASSETS                             --------     --------
                                                        (UNAUDITED)
CURRENT ASSETS
  CASH AND EQUIVALENTS ...............................     $    235     $     44
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $247 JUL 94, $242 JAN 94 .........................        4,055        3,492
  MERCHANDISE INVENTORIES ............................       91,744       88,699
  PREPAID EXPENSES AND OTHER .........................        3,762        4,549
                                                           --------     --------
           TOTAL CURRENT ASSETS ......................       99,796       96,784

PROPERTY, PLANT AND EQUIPMENT-AT COST ................       76,841       80,811
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION ...................................       52,282       52,066
                                                           --------     --------
    NET PROPERTY, PLANT AND EQUIPMENT ................       24,559       28,745

OTHER ASSETS .........................................          804          903
                                                           --------     --------
                                                           $125,159     $126,432
                                                           ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS ........     $    266     $    373
  TRADE ACCOUNTS PAYABLE .............................       26,394       32,866
  ACCRUED LIABILITIES ................................       12,394       13,892
  INCOME TAXES .......................................           60          154
  RESTRUCTURING RESERVE ..............................        7,806       10,971
                                                           --------     --------
           TOTAL CURRENT LIABILITIES .................       46,920       58,256

DEFERRED FEDERAL INCOME TAXES ........................          297          313

LONG-TERM OBLIGATIONS ................................       15,621        3,712

LONG-TERM RESTRUCTURING RESERVE ......................        1,912        3,822

STOCKHOLDERS' EQUITY
  COMMON STOCK .......................................        5,805        5,805
  ADDITIONAL CAPITAL .................................        3,232        3,252
  RETAINED EARNINGS ..................................       51,372       51,272
                                                           --------     --------
           STOCKHOLDERS' EQUITY ......................       60,409       60,329
                                                           --------     --------
                                                           $125,159     $126,432
                                                           ========     ========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS
                 ENDED JULY 30, 1994 AND JULY 31, 1993
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                           -----------------------     -----------------------
                                               1994         1993           1994         1993
                                             ---------   ----------      ---------   ----------
                                                         (RESTATED)                  (RESTATED)
NET SALES ................................   $ 80,095    $  81,290    $  146,220    $ 145,456

COSTS AND EXPENSES:
  COST OF GOODS SOLD .....................     53,219       54,984        94,733       95,813
  SELLING AND ADMINISTRATIVE EXPENSES ....     27,346       28,758        53,097       55,670
  INTEREST EXPENSE .......................        446          374           789          665
  MISCELLANEOUS INCOME ...................     (1,999)        (740)       (2,534)        (721)
                                             --------    ---------    ----------    ---------
                                               79,012       83,376       146,085      151,427
                                             --------    ---------    ----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ........      1,083       (2,086)          135       (5,971)

INCOME TAXES (BENEFIT) ...................         35         (517)           35       (2,091)
                                             --------    ---------    ----------    ---------
                         NET INCOME (LOSS)   $  1,048    $  (1,569)   $      100    $  (3,880)
                                             ========    =========    ==========    =========

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE .......................   $   0.18        (0.27)   $     0.02    $   (0.67)
                                             ========    =========    ==========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES ...........      5,899        5,805         5,888        5,805
                                             ========    =========    ==========    =========
DIVIDENDS PER SHARE ......................   $   0.00    $    0.00    $     0.00    $    0.00
                                             ========    =========    ==========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JULY 30, 1994 AND JULY 31, 1993
                              (UNAUDITED)
                             (IN THOUSANDS)
                                                                                   SIX MONTHS ENDED
                                                                                ---------------------
                                                                                   1994        1993
                                                                                 ---------   ---------
                                                                                            (RESTATED)
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME (LOSS) ........................................................   $    100    $ (3,880)
  ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION ..........................................      2,863       3,083
    RESERVE FOR CORPORATE RESTRUCTURING,
      NET OF DEPRECIATION AND AMORTIZATION .................................     (3,138)       --
    STOCK OPTION AND BONUS PLAN EXPENSE ....................................        (20)       --
    GAIN ON DISPOSITION OF REAL ESTATE AND LEASEHOLDS ......................     (1,662)       (341)
    DECREASE IN DEFERRED INCOME TAXES ......................................        (16)     (2,064)
    LOSS (GAIN) ON DISPOSITION OF ASSETS ...................................         22        (223)
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE ......................................       (563)       (496)
      (INCREASE) DECREASE IN MERCHANDISE INVENTORIES .......................     (3,045)        152
      DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER ....................      1,423        (213)
      DECREASE IN TRADE ACCOUNTS PAYABLE ...................................     (6,472)    (11,838)
      DECREASE IN ACCRUED LIABILITIES ......................................     (1,432)     (2,210)
      (DECREASE) INCREASE IN INCOME TAXES ..................................        (94)         70
                                                                               --------    --------
         NET CASH USED IN OPERATING ACTIVITIES .............................    (12,034)    (17,960)
                                                                               --------    --------
CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS .......................................         12         941
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT ................................     (1,449)     (2,830)
  PROCEEDS FROM NOTE RECEIVABLE ............................................         24          24
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS ..................      1,836         279
                                                                               --------    --------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .......................        423      (1,586)
                                                                               --------    --------

CASH FLOWS OF FINANCING ACTIVITIES:

  INCREASE IN LONG-TERM OBLIGATIONS ........................................     11,802      14,382
                                                                               --------    --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................     11,802      14,382
                                                                               --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................        191      (5,164)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ................................         44       5,443
                                                                               --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ......................................   $    235    $    279
                                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID
    INCOME TAXES ...........................................................   $    145    $    108
    INTEREST ...............................................................   $    701    $    569

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JULY 30, 1994 AND JULY 31, 1993
                                (UNAUDITED)
NOTE A
       THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1993 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at July 30, 1994 were $235,000 compared to $44,000 at January 29, 1994. In the first six months of 1994, cash totaling $12,034,000 was used in operating activities. The primary use of cash was related to a $3,045,000 increase in merchandise inventories, a decrease of trade accounts payable of $6,472,000 and charges to the Company's restructuring reserve, discussed below. Cash of $423,000 was provided by investing activities, primarily as the result of proceeds from the sale of real estate and leasehold interests in excess of amounts used for the purchase of property, plant and equipment. Financing activities provided cash of $11,802,000 as the Company utilized its credit facility to meet its working capital needs during the first half of 1994.

Average borrowings under the Company's credit facility during the first six months of 1994 were $14,669,000, and the highest amount of borrowings and outstanding letters of credit was $25,325,000 at May 16,1994. During the first six months of 1993, average borrowings were $12,999,000, and the highest amount of borrowings and outstanding letters of credit was $25,136,000 at May 21, 1993.

Property, plant and equipment at cost decreased a net of $3,970,000 as a result of the closure of 16 stores during the first six months of 1994, including the sale of real estate where one of the Company's retail stores was located.

On December 27, 1993, the Company announced a restructuring plan to accelerate the closing of 34 underperforming traditional stores over the next two years. At the end of the first six months of 1994, 13 of the 34 stores had been closed. In the first six months of 1994, the stores included in the restructure group used cash of approximately $3,138,000 to cover losses before depreciation and amortization. Approximately $571,000 of this amount was for lease terminations related to stores closed as of July 30, 1994. Sales volumes from all stores included in the restructure group were $12,965,000 in the six months ended July 30, 1994 compared to $16,289,000 in the same period last year. During the first six months of 1994, these stores incurred a loss of $4,464,000, which included accelerated depreciation of approximately $1,734,000 and estimated liquidation markdowns in excess of "normal" markdowns totaling approximately $1,622,000, compared to a loss of $1,604,000 in the first six months of 1993. During the six months ended July 30, 1994, the Company charged its restructuring reserve $5,075,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets which have been incurred for the stores included in the restructure group.

Results of Operations

Net sales for the quarter ended July 30, 1994 decreased 1.5%, while sales for the six months then ended increased .5%, compared to the same periods in 1993. Excluding stores included in the restructure group, net sales increased 2.1% and 3.2%, respectively, for the quarter and six months ended July 30, 1994 as a result of sales contributions from new stores opened during the last 12 months. Comparable same store sales, excluding the stores in the restructure group, decreased 3.2% in the second quarter and .6% in the first six months of 1994 compared to the same periods in 1993. Sales in the second quarter of 1994 were adversely impacted as a result of reduced promotional advertising.

On May 4, 1994, the Company opened its ninth SuperSports USA megastore in Webster, Texas. Net sales from the Company's SuperSports USA megastores, which equalled 27.1% of total net sales in the first six months of 1994, increased 44% to $39,630,000, from $27,526,000 in the same period last year. SuperSports USA megastore same store sales increased 1.0% and 5.1%, respectively, in the quarter and six months ended July 30, 1994 compared to the same periods last year. The Company plans to open three additional stores in 1994, including the conversion of a traditional store to a megastore. At the end of the second quarter of 1994, the Company was operating 146 stores, including nine megastores, compared to 166 stores, including six megastores, at the same time a year ago.

Cost of goods sold was 66.4% and 64.8%, respectively, in the quarter and six months ended July 30, 1994 compared to 67.6% and 65.9%, respectively, for the same periods in 1993. The improved rate in 1994 as a percentage of sales is due primarily to reduced markdowns and an improvement in the initial rates of markon related to the Company's strategy to improve gross profit margins.

Selling and administrative expenses as a percentage of sales were 34.1% and 36.3%, respectively, for the quarter and six months ended July 30, 1994, compared to 35.4% and 38.3%, respectively, in the same periods last year. Selling and administrative expenses includes a net credit of $586,000 in the second quarter and $1,108,000 in the six months ended July 30, 1994, related to the 34 stores included in the restructure group. Excluding this adjustment, selling and administrative expenses as a percentage of sales were 34.9% and 37.1%, respectively, for the quarter and six months ended July 30, 1994. This improvement as a percentage of sales is related primarily to reduced payroll and occupancy costs during the first six months of 1994, and reduced promotional advertising expense in the second quarter of 1994, compared to the same periods in 1993.

Interest expense for the quarter and six months ended July 30, 1994 was $446,000 and $789,000, respectively, compared to $374,000 and $665,000, respectively, for the same periods last year. The increase in interest expense is primarily related to the increased average borrowings under the Company's credit facility and to increased interest rates, primarily in the second quarter of 1994.

The variations in miscellaneous (income) expense are set out in the table below:
                                            2ND QUARTER          SIX MONTHS
                                         -----------------    ----------------
                                           1994      1993     1994       1993
                                         -------    ------    ------    ------
                                                 (Amounts in thousands)
Gain on sales of real estate
  and leasehold interest .............   $(1,830)   $(606)   $(1,830)   $(606)
License fees .........................      (376)    (325)      (765)    (568)
Provision for stores closed
  in the normal course of
  operations and write off of
  other assets .......................       199      223        155      406
Insurance recovery ...................       --       --        (105)     --
Other - net ..........................         8      (32)        11       47
                                         -------    -----    -------    -----
                                         $(1,999)   $(740)   $(2,534)   $(721)
                                         =======    =====    =======    =====

Income tax expense results from state income taxes only as the Company has no Federal income tax liability due to the carry forward of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109.

In the quarter ended July 30, 1994, the Company had pretax earnings of $1,083,000 compared to a loss of $2,086,000 before income taxes in the same quarter last year. For the six months ended July 30, 1994, the Company earned $135,000 before income taxes compared to a pretax loss of $5,971,000 in the first six months of 1993. The improved results are primarily due to improved gross profit margins, increased miscellaneous income as shown above and the non-recurrence of pretax losses of approximately $864,000 and $1,604,000, respectively, in the second quarter and first six months of 1993, attributable to the 34 stores included in the restructure group.

                       PART II -- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

(a)  June 17, 1994 annual meeting of stockholders.

(c)  Matters voted upon.

          1. Election of seven directors to serve as the Board of Directors until the next annual meeting of stockholders and until their respective successors are elected.

                                             NUMBER OF VOTES
                            -----------------------------------------------
                                                WITHHELD         BROKER
      NOMINEE                  FOR             AUTHORITY        NON-VOTES
- - -------------------         ---------          ---------    ---------------
William N. Anderson         5,345,188             -                -

Marvin Aronowitz            5,015,689          329,499             -

Fred M. Gerson              5,015,941          329,247             -

Alvin N. Lubetkin           5,015,689          329,499             -

Stewart Orton               5,015,589          329,599             -

Marilyn Oshman              5,015,689          329,499             -

Dolph B. H. Simon           5,015,941          329,247             -

          2. Adoption of the Oshman's Sporting Goods, Inc. 1994 Omnibus
             Plan.
                                  NUMBER OF VOTES
              -----------------------------------------------------------
                                                                 BROKER
                 FOR        AGAINST            ABSTAIN          NON-VOTES
              ---------     -------            -------          ---------
              4,281,826     472,800            38,868            551,694

ITEM 6. EXHIBITS
                               EXHIBIT INDEX

     10.1 Restricted Stock Grant Agreement dated July 15, 1994 between the Company and Alvin N. Lubetkin.

     10.2 Employment Agreement dated June 20, 1994 between the Company and William N. Anderson.

     11.1  Statement re: Computation of Per Share Earnings.

                                SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OSHMAN'S SPORTING GOODS, INC.


Date:                            By:   A. LYNN BOERNER
                                       Vice President and
                                       Chief Accounting Officer