Form 10-Q
period 1994-10-29
OSHMANS SPORTING GOODS INC
filed 1994-12-12
CIK 75043

FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1994

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-5648

                         OSHMAN'S SPORTING GOODS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            74-1031691
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

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

YES  /X/    NO   / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

  COMMON STOCK, $1.00 PAR VALUE                  5,807,149

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

           OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                OCTOBER 29, 1994 AND JANUARY 29, 1994
                          (IN THOUSANDS)

                                                          OCT 29,       JAN 29,
                                                           1994          1994
                        ASSETS                          -----------    ---------
                                                        (UNAUDITED)
CURRENT ASSETS
  CASH AND EQUIVALENTS .............................    $      462     $      44
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $286 OCT 94, $242 JAN 94 .......................         3,412         3,492
  MERCHANDISE INVENTORIES ..........................       106,172        88,699
  PREPAID EXPENSES AND OTHER .......................         4,312         4,549
                                                        ----------     ---------
           TOTAL CURRENT ASSETS ....................       114,358        96,784

PROPERTY, PLANT AND EQUIPMENT-AT COST ..............        78,484        80,811
  LESS ACCUMULATED DEPRECIATION AND
    AMORTIZATION ...................................        52,789        52,066
                                                        ----------     ---------
      NET PROPERTY, PLANT AND EQUIPMENT ............        25,695        28,745

OTHER ASSETS .......................................           755           903
                                                        ----------     ---------
                                                        $  140,808     $ 126,432
                                                        ==========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS ......    $      221     $     373
  TRADE ACCOUNTS PAYABLE ...........................        37,540        32,866
  ACCRUED LIABILITIES ..............................        16,311        13,892
  INCOME TAXES .....................................           107           154
  RESTRUCTURING RESERVE ............................         7,020        10,971
                                                        ----------     ---------
           TOTAL CURRENT LIABILITIES ...............        61,199        58,256

DEFERRED FEDERAL INCOME TAXES ......................           297           313

LONG-TERM OBLIGATIONS ..............................        21,542         3,712

LONG-TERM RESTRUCTURING RESERVE ....................           957         3,822

STOCKHOLDERS' EQUITY
  COMMON STOCK .....................................         5,810         5,805
  ADDITIONAL CAPITAL ...............................         3,342         3,252
  RETAINED EARNINGS ................................        47,682        51,272
  LESS TREASURY STOCK, AT COST .....................           (21)
                                                        ----------     ---------
           STOCKHOLDERS' EQUITY ....................        56,813        60,329
                                                        ----------     ---------
                                                        $  140,808     $ 126,432
                                                        ==========     =========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS
                  ENDED OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                ----------------------------           -----------------------------
                                                                   1994              1993                1994                1993
                                                                ---------         ----------           ---------          ----------
NET SALES ..............................................         $ 66,472          $  66,563          $  212,692          $ 212,019

COSTS AND EXPENSES:
  COST OF GOODS SOLD ...................................           43,387             43,449             138,120            139,262
  SELLING AND ADMINISTRATIVE EXPENSES ..................           26,409             28,410              79,506             84,080
  INTEREST EXPENSE .....................................              391                407               1,180              1,072
  MISCELLANEOUS INCOME .................................              (77)              (696)             (2,611)            (1,417)
                                                                 --------          ---------          ----------          ---------
                                                                   70,110             71,570             216,195            222,997
                                                                 --------          ---------          ----------          ---------
LOSS BEFORE INCOME TAXES ...............................           (3,638)            (5,007)             (3,503)           (10,978)

INCOME TAX (BENEFIT) ...................................               52             (1,674)                 87             (3,765)
                                                                 --------          ---------          ----------          ---------
                     NET LOSS ..........................         $ (3,690)         $  (3,333)         $   (3,590)         $  (7,213)
                                                                 ========          =========          ==========          =========
LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE .....................................         $  (0.64)         $   (0.57)         $    (0.62)         $   (1.24)
                                                                 ========          =========          ==========          =========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES .........................            5,810              5,805               5,806              5,805
                                                                 ========          =========          ==========          =========
DIVIDENDS PER SHARE ....................................         $   0.00          $    0.00          $     0.00          $    0.00
                                                                 ========          =========          ==========          =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                  (UNAUDITED)
                                 (IN THOUSANDS)
                                                              NINE MONTHS ENDED
                                                            --------------------
                                                              1994        1993
                                                            ---------  ---------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS ...............................................  $ (3,590)  $ (7,213)
  ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED IN
   OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION ........................     4,247      4,612
    RESERVE FOR CORPORATE RESTRUCTURING,
     NET OF DEPRECIATION AND AMORTIZATION ................    (3,747)      --
    PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE ..........        44          8
    STOCK OPTION AND BONUS PLAN EXPENSE ..................        68       --
    GAIN ON DISPOSITION OF FIXED ASSETS ..................       (84)      (168)
    DECREASE IN DEFERRED INCOME TAXES ....................       (16)    (2,675)
    GAIN ON SALE OF REAL ESTATE AND LEASEHOLDS ...........    (1,654)      (687)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE .........       124       (290)
      INCREASE IN MERCHANDISE INVENTORIES ................   (17,473)   (16,356)
      DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER ..       132       (497)
      INCREASE IN TRADE ACCOUNTS PAYABLE .................     4,674        293
      INCREASE (DECREASE) IN ACCRUED LIABILITIES .........     2,353       (550)
      DECREASE IN INCOME TAXES ...........................       (47)      (912)
                                                            --------   --------
         NET CASH USED IN OPERATING ACTIVITIES ...........   (14,969)   (24,435)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS .....................        18        131
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT ..............    (4,270)    (3,662)
  PROCEEDS FROM NOTE RECEIVABLE ..........................        34         34
  PROCEEDS FROM SALE OF REAL ESTATE AND LEASEHOLDS .......     1,921      1,259
                                                            --------   --------
         NET CASH USED BY INVESTING ACTIVITIES ...........    (2,297)    (2,238)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE ...........................        27       --
  ACQUISITION OF TREASURY STOCK ..........................       (21)      --
  INCREASE IN LONG-TERM OBLIGATIONS ......................    17,678     21,529
  INCREASE IN LOAN ACQUISITION COSTS .....................      --          (34)
                                                            --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .......    17,684     21,495
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..........       418     (5,178)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ..............        44      5,443
                                                            --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD ....................  $    462   $    265
                                                            ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID
    INCOME TAXES .........................................  $    126   $    129
    INTEREST .............................................  $  1,072   $    951

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 29, 1994 AND OCTOBER 30, 1993
                                  (UNAUDITED)
NOTE A

        THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1993 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 1994 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE B - SUBSEQUENT EVENT

        ON NOVEMBER 4, 1994, THE COMPANY AMENDED ITS FINANCING AGREEMENT WITH THE CIT GROUP/BUSINESS CREDIT, INC. THE AMENDMENT EXTENDS THE TERMS OF THE AGREEMENT UNTIL AUGUST 31, 1997 AND PROVIDES FOR AN IMMEDIATE REDUCTION IN THE INTEREST RATE. BEGINNING IN AUGUST, 1995, THE REVOLVING CREDIT FACILITY WILL INCREASE FROM $40,000,000 TO $50,000,000 AND PROVIDE FOR A FURTHER SEASONAL INCREASE TO $65,000,000 FROM MID-OCTOBER THROUGH MID-DECEMBER.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at October 29, 1994 were $462,000 compared to $44,000 at January 29, 1994. In the first nine months of 1994, cash totaling $14,969,000 was used in operating activities. The primary use of cash was related to a $17,473,000 increase in merchandise inventories and charges to the Company's restructuring reserve, discussed below, offset by an increase in trade accounts payable of $4,674,000 and a $2,353,000 increase in accrued liabilities. The increase in merchandise inventories and corresponding increase in trade accounts payable are related to normal seasonal increases in preparation for the Christmas selling season. The increase in accrued liabilities is primarily related to amounts received from real estate developers in connection with new stores.

Cash totaling $2,297,000 was used by investing activities, primarily for purchases of property, plant and equipment of $4,270,000 offset by $1,921,000 in proceeds from the sale of real estate and leasehold interests. Financing activities provided cash of $17,684,000 as the Company utilized its credit facility to meet its working capital needs during the first nine months of 1994.

Property, plant and equipment at cost decreased a net of $2,327,000 as a result of the closure of 18 stores during the first nine months of 1994, including the sale of real estate where one of the Company's retail stores was located.

Average borrowings under the Company's credit facility during the first nine months of 1994 were $14,508,000, and the highest amount of borrowings and outstanding letters of credit was $25,325,000 at May 16,1994. During the first nine months of 1993, average borrowings were $14,209,000, and the highest amount of borrowings and outstanding letters of credit was $25,136,000 at May 21, 1993.

Effective November 4, 1994, the Company amended its financing agreement with The CIT Group/Business Credit, Inc. The amendment extends the term of the agreement until August 31, 1997 and provides for an immediate reduction in the interest rate. Additionally, effective in August, 1995, the revolving credit facility will increase from $40,000,000 to $50,000,000, with a further seasonal increase to $65,000,000 from mid-October through mid-December. Other terms of the financing agreement such as borrowing base formula and certain loan reserves remain unchanged.

On December 27, 1993, the Company announced a restructuring plan to accelerate the closing of 34 underperforming traditional stores over the next two years. As of October 29, 1994, the Company had closed 13 of the 34 stores, obtained rent concessions on two stores and expects to close three additional stores prior to the end of fiscal 1994. In the first nine months of 1994, the stores included in the restructure group used cash of approximately $4,291,000 to cover losses before depreciation and amortization and writeoff of fixed assets. Approximately $552,000 of this amount was for lease terminations related to stores closed as of October 29, 1994. Sales volumes from all stores included in the restructure group were $16,489,000 in the nine months ended October 29, 1994 compared to $22,656,000 in the same period last year. During the first nine months of 1994, these stores incurred a loss of $6,799,000, which included accelerated depreciation of approximately $1,981,000 and estimated liquidation markdowns in excess of "normal" markdowns totaling approximately $2,355,000, compared to a loss of $2,710,000 during the same period in 1993. During the nine months ended October 29, 1994, the Company charged its restructuring reserve $6,816,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets for the stores included in the restructure group.

Results of Operations

Net sales for the quarter ended October 29, 1994 decreased .1%, while sales for the nine months then ended increased .3%, compared to the same periods in 1993. Excluding sales from the stores in the restructure group, net sales increased 4.6% and 3.6%, respectively, for the quarter and nine months ended October 29, 1994. Comparable same store sales, excluding the stores in the restructure group, increased 3.7% in the third quarter and .7% in the first nine months of 1994 compared to the same periods in 1993. Sales for the nine month period ended October 29, 1994 were adversely impacted in the second quarter as a result of reduced promotional advertising.

During the third quarter of 1994, the Company increased the number of SuperSports USA megastores in operation to eleven with the September opening of a new megastore in Milpitas, California and the conversion of a traditional store in Houston, Texas in mid-October. On November 11, 1994, the Company opened its twelfth and final megastore for 1994 in Ft. Worth, Texas. Net sales from the Company's SuperSports USA megastores, which equalled 27.7% of total net sales in the first nine months of 1994, increased 38% to $58,855,000, from $42,636,000 in the same period last year. SuperSports USA megastore same store sales increased 8.3% and 6.0%, respectively, in the quarter and nine months ended October 29, 1994 compared to the same periods last year. At the end of the third quarter of 1994, the Company was operating 145 stores, including eleven megastores, compared to 166 stores, including eight megastores, at the same time a year ago.

Cost of goods sold was 65.3% and 64.9%, respectively, in the quarter and nine months ended October 29, 1994 compared to 65.3% and 65.7%, respectively, for the same periods in 1993. The improved rate in 1994 as a percentage of sales is due primarily to reduced markdowns and an improvement in the initial rates of markon related to the Company's strategy to improve gross profit margins.

Selling and administrative expenses as a percentage of sales were 39.7% and 37.4%, respectively, for the quarter and nine months ended October 29, 1994, compared to 42.7% and 39.7%, respectively, in the same periods last year. Selling and administrative expenses includes a net credit of $780,000 in the third quarter and $1,888,000 in the nine months ended October 29, 1994, related to the 34 stores included in the restructure group. Excluding this adjustment, selling and administrative expenses as a percentage of sales were 40.9% and 38.3%, respectively, for the quarter and nine months ended October 29, 1994. This improvement as a percentage of sales is related primarily to reduced payroll and occupancy costs during the first nine months of 1994, and reduced promotional advertising expense in the second and third quarters of 1994, compared to the same periods in 1993.

Interest expense for the quarter and nine months ended October 29, 1994 was $391,000 and $1,180,000, respectively, compared to $407,000 and $1,072,000, respectively, for the same periods last year. The slight decrease in interest expense in the third quarter of 1994 compared to 1993 is related primarily to the retirement of a mortgage note on real estate sold during the second quarter of 1994. The increase in interest expense for the nine months ended October 29, 1994 is primarily related to increased interest rates, primarily in the second and third quarters of 1994.

The variations in miscellaneous (income) expense are set out in the table below:

                                            3rd Quarter    Nine Months
                                      ------------------------------------
                                      1994     1993       1994        1993
                                      ----     ----       -----      -----
                                             (Amounts in thousands)
Gain on sales of real estate
  and leasehold interest ........    $ --      $(299)    $(1,830)    $  (905)
License fees ....................     (378)     (265)     (1,143)       (834)
Provision for stores closed in
  the normal course of operations
  and write off of other assets .      307       147         462         553
Accrual for legal settlement ....      --       (246)        --         (307)
Insurance recovery ..............      --        --         (105)        --
Other - net .....................       (6)      (33)          5          76
                                     -----     -----     -------     -------
                                     $ (77)    $(696)    $(2,611)    $(1,417)
                                     =====     =====     =======     =======

Income tax expense results from state and foreign income taxes only. There is no income tax benefit available in 1994 as a result of the Company's inability to recognize the tax benefits of its net operating loss and future deductible temporary differences in the calculation of its tax expense under SFAS 109. However, these amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings.

In the quarter ended October 29, 1994, the Company had pretax losses of $3,638,000 compared to $5,007,000 in the same quarter last year. For the nine months then ended, the Company improved its results to a loss of $3,503,000 before income taxes compared to $10,978,000 in the first nine months of 1993. The improved results are related primarily to increased contributions from the Company's SuperSports USA megastores, as the number of these stores in operation increases, and the non-recurrence of pretax losses of approximately $1,106,000 and $2,710,000, respectively, in the third quarter and first nine months of 1993 attributable to the 34 stores included in the restructure group. In addition, improved performance in the Company's traditional stores and increased miscellaneous income as shown above further contributed to the Company's 1994 results.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS
                                 EXHIBIT INDEX

      4.1 TENTH AMENDMENT DATED NOVEMBER 4, 1994 TO FINANCING AGREEMENT DATED AUGUST 31, 1992 BETWEEN THE COMPANY AND THE CIT GROUP/BUSINESS CREDIT, INC.

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