Form 10-K405
period 1995-01-28
OSHMANS SPORTING GOODS INC
filed 1995-04-27
CIK 75043

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 28, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

  For the transition period from                      to
                                ----------------------  -----------------------

                           Commission File No. 0-5648

                         OSHMAN'S SPORTING GOODS, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                         74-1031691
    (State or other jurisdiction           (I.R.S. Employer
        of incorporation)                 Identification No.)

             2302 Maxwell Lane                  77023
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

                        Yes   X         No
                            -----         -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1995 (based upon the average of closing bid and ask prices as of such date) was $16,898,540.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 1995:

    Common Stock, $1.00 par value            5,808,049

Documents incorporated by reference:

   Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 16, 1995 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into Part III.

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

    Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear in medium to higher price ranges. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. Sales of sportswear represented approximately 29-32% and footwear accounted for approximately 17-19% of net retail sales during the last three fiscal years. The remaining approximately 51-52% of the net retail sales during these years was attributable to sporting goods equipment. Net retail sales contributed 97% of the Company's total net sales for the fiscal year ended January 28, 1995. The Company has determined, pursuant to the provisions of Statement 14 of the Financial Accounting Standards Board, that its business constitutes a single reportable industry segment.

    Oshman's retail stores are located primarily in major regional or suburban shopping centers, shopping malls and suburban shopping districts. The Company believes that its extensive promotional policies enable it to operate stores successfully in a variety of shopping environments. The Company's Texas stores and California stores accounted for approximately 42% and 23%, respectively, of consolidated net sales for the fiscal year ended January 28, 1995.

    The Company operates two types of stores: traditional stores, which range from approximately 3,600 to 32,000 square feet, and SuperSports USA megastores, which range from approximately 41,000 to 85,000 square feet.

    Through the establishment of new stores and the acquisition of existing stores, Oshman's expanded from 11 retail sporting goods stores in 1970 to 193 stores at February 3, 1990. As reflected in the following table, the Company has reduced the number of stores open since that time, and in December 1993 announced a restructuring plan that included closing 34 underperforming traditional stores to redeploy its assets to its more profitable megastore strategy. As of January 28, 1995, Oshman's was operating 141 stores, 124 of which were Oshman's stores, 12 of which were SuperSports USA megastores and five of which were Honsport stores. Changes in the number of stores and square footage during the last five fiscal years are summarized below:


                                      NUMBER OF STORES                                 SQUARE FOOTAGE
                    ---------------------------------------------------------  --------------------------------
                                        SUPERSPORTS
                      TRADITIONAL          USA                       OPERATED               SUPERSPORTS
     FISCAL             STORES            STORES         STORES         AT     TRADITIONAL      USA
   YEAR ENDED           OPENED            OPENED         CLOSED      YEAR END    STORES        STORES      TOTAL
- ------------------  ----------------  --------------   -----------   --------  -----------  -----------  ---------
February 2, 1991                   5               2            11        189    2,090,000    158,000    2,248,000
February 1, 1992                   2               0             8        183    2,036,000    158,000    2,194,000
January 30, 1993                   2               3            18        170    1,879,000    337,000    2,216,000
January 29, 1994                   1               3*           13*       161    1,744,000    504,000    2,248,000
January 28, 1995                   0               4*           24*       141    1,454,000    785,000    2,239,000
                                  --              --           ---
 Total                            10              12            74

- ---------------------
*Includes a traditional store which was expanded and converted to a megastore.

    The Company opened its first SuperSports USA Megastore in March 1990. Customer response to the first megastore was excellent and sales exceeded the Company's expectations. In subsequent years, a total of eleven additional megastores have been opened. In 1993, the Board of Directors approved plans designating the megastore as the Company's principal growth vehicle. Oshman's megastores cost more to build and fixture and more to operate than those of its large-store competitors, however the Company believes that the Oshman's megastores are more profitable. A significant amount of the capital differential has been funded by developers who consider these stores an attraction for shopping centers attempting to differentiate themselves from their competition. The slightly higher operating costs have been more than offset by the higher gross margins that these stores are able to deliver. Although the twelve megastores represent only 8.5% of Oshman's total stores, they were responsible for 31.6% of store sales and 39.2% of total direct store contributions during the fiscal year ended January 28, 1995.

    The following table is included to highlight the current contribution of SuperSports USA megastores relative to Oshman's traditional stores and to demonstrate the significance of Oshman's plans for opening 62 megastores in the five years, 1995-1999.

               FIVE-YEAR SUMMARY OF DIRECT STORE CONTRIBUTIONS*
                                  (Unaudited)

                               1994       1993       1992        1991      1990
                             ---------  ---------  ---------  ---------   -------
Total number of stores
 open at fiscal year end          141        161        170        183         189
Total retail sales (in
 thousands)                  $302,990   $299,716   $305,890   $291,484    $311,269
 Percentage of total            100.0%     100.0%     100.0%     100.0%      100.0%
Direct store contributions
 (in thousands)              $ 24,586   $ 15,639   $ 23,938   $ 21,143    $ 25,396
     Percentage of total        100.0%     100.0%     100.0%     100.0%      100.0%

Traditional stores open at
 fiscal year end                  129        153        165        181         187
Traditional stores sales
 (in thousands)              $ 207,279  $235,100   $264,872   $270,401    $295,799
 Percentage of total             68.4%      78.4%      86.6%      92.8%       95.0%
Direct store
 contributions
 (in thousands)              $ 14,938   $ 10,062   $ 19,749   $ 19,567    $ 24,278
     Percentage of total         60.8%      64.3%      82.5%      92.5%       95.6%

SuperSports USA megastores
 open at fiscal
   year end                        12          8          5          2           2
Megastores sales (in
 thousands)                  $ 95,711   $ 64,616   $ 41,018   $ 21,083    $ 15,470
 Percentage of total             31.6%      21.6%      13.4%       7.2%        5.0%
Direct store contributions
 (in thousands)              $  9,648   $  5,577   $  4,189   $  1,576    $  1,118
 Percentage of total             39.2%      35.7%      17.5%       7.5%        4.4%

- ---------------------
* Direct store contributions are presented for comparative purposes and do not include any charges for warehousing, buying or administrative expenses. Direct store contributions include all direct revenues and expenses incurred within the respective stores and allocated charges for advertising, insurance, accrual of shrinkage and merchandise markdowns and certain other expenses.

COMPETITION

    Oshman's competes with a number of other specialty sporting goods chains, including large-format retailers that provide a broad selection of inventory at every-day low prices, but believes that, in terms of sales and number of stores, it is one of the largest specialty retailers of sporting goods in the United States. Oshman's also competes with diversified retail establishments, such as department, discount, drug and other stores carrying sporting goods and equipment or sports and leisure apparel. Many of these non-specialty retailers are part of organizations considerably larger than Oshman's in terms of overall sales and financial resources, and some of these organizations have larger sporting goods volume as well. Competition is based on a number of factors, including price, quality and variety of goods offered, location of stores and quality of service.

    In recent years, competition has intensified in the Company's key market areas, particularly with the opening of a number of new sporting goods stores offering large quantities and broad selections of sporting goods equipment and related merchandise at competitive prices. These large-format retailers are reshaping the retail sporting goods market, and Oshman's expects them to continue to expand aggressively and seek to increase their market share, while competition from traditional chain-store operations may diminish. Where appropriate, Oshman's will continue to operate traditional stores, but, as noted above, the predominant number of new store openings will be SuperSports USA megastores. Oshman's experienced 8.5% same store sales increases in megastores and .5% same store sales decreases in traditional stores during the fiscal year ended January 28, 1995.

SEASONAL FACTORS

    Oshman's business is highly seasonal. Retail sales reach their peak in December due to holiday shopping and the purchase of ski equipment. Retail sales also increase in May in connection with Oshman's annual Once-A-Year Sale, while institutional sales are at their heaviest in August and September with the commencement of the traditional school year and football season. Weather conditions add to the seasonal nature of the business, particularly with regard to sales of snow ski equipment and cold weather apparel.

SUPPLIERS AND INVENTORY; CUSTOMERS

    Oshman's purchases most of its merchandise on a centralized basis from its Houston, Texas offices directly from manufacturers and their representatives, both in the United States and overseas (principally the Far East). Inventory is stored at its warehouses in Houston, Texas and Santa Ana, California. Oshman's has no significant long-term contract with any supplier; the merchandise sold by the Company is available from several manufacturers, and no single supplier accounted for more than 11% of the Company's total purchases during the fiscal year ended January 28, 1995.

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

    As of January 28, 1995, Oshman's owned approximately 33 trademarks and service marks that were employed in its advertising and operations. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

    Oshman's sells sporting goods and equipment to certain institutional customers, including scholastic, industrial, amateur and professional teams and has limited export sales which are made through written request. Neither area is material to its business. Oshman's has also entered into a licensing arrangement relating to the use of its name and trademarks in Japan, but this arrangement is not material to the Company's business.

MISCELLANEOUS

    Oshman's typically satisfies its working capital needs out of internally generated funds from current operations and its credit facilities as addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

    Inasmuch as Oshman's is a retailer, backlog is not relevant to its business. Oshman's does not have contracts subject to renegotiation or termination and does not carry on any material amount of research and development activities.

    Federal, state, and local environmental regulations have not had, and are not expected to have, any material effect upon the expenditures, earnings or competitive position of the Company.

    As of January 28, 1995, Oshman's employed approximately 3,300 people including part-time employees.

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

    Oshman's owns the following properties: an 83,000 square foot building on approximately six acres in Houston, Texas housing a second distribution center; a 56,500 square foot building on 2.7 acres in Millbrae, California, of which 14,900 square feet are utilized for a retail store and the remaining 41,600 square feet are leased to an unrelated party; a 10,000 square foot building on approximately one acre in Los Angeles, California which is utilized for a retail store; a 27,500 square foot building on 1.8 acres in San Antonio, Texas of which 20,000 square feet are utilized for a retail store and the remaining 7,500 square feet are leased to an unrelated party; and approximately 5.9 acres in Houston, Texas which the Company anticipates selling in conjunction with a sale/leaseback/construction of a 65,000 square foot megastore.

    Substantially all of Oshman's retail stores occupy leased space in modern structures. As of the end of the last fiscal year, these retail stores occupied an aggregate of approximately 2,200,000 square feet of floor space under leases expiring at various dates from 1995 to 2017 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,300 square feet, while the average megastore occupies approximately 65,000 square feet. The three traditional stores in locations owned by Oshman's aggregate approximately 39,000 square feet of floor space.

    Aggregate rentals paid by the Company under all its leases amounted to approximately $15,591,000 during the fiscal year ended January 28, 1995. Most store leases provide for rentals which are the greater of a fixed minimum or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

ITEM 3.   LEGAL PROCEEDINGS.

    The Company is subject to certain pending legal proceedings, most of which are ordinary and routine litigation incidental to its business. None of such legal proceedings, in the opinion of the Company, is material to its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name and age of each executive officer of the Company, all positions and offices with the Company held by each person named, and the period during which each person named has served as an officer of the Company:

             NAME               AGE             POSITIONS AND OFFICES HELD (1)              OFFICER SINCE
- ------------------------------  ---  ----------------------------------------------------   -------------
Alvin N. Lubetkin                61  Vice Chairman of the Board, Chief Executive Officer,            1966
                                       Director
Marilyn Oshman                   55  Chairman of the Board, Director (2)                             1993
William N. Anderson              48  President, Chief Operating Officer, Director (3)                1994
Lindsay J. Rice                  40  Executive Vice President (4)                                    1991
Richard L. Bockart               60  Vice President, Treasurer, Secretary (5)                        1969
A. Lynn Boerner                  54  Vice President                                                  1984
Will A. Clark                    48  Vice President (6)                                              1992
Richard G. Dennis                42  Vice President (7)                                              1994
Steven U. Rath                   40  Vice President (8)                                              1992

- ----------------
(1) Unless otherwise stated below, each person has held such positions and offices for the last five years. The term of office of each officer is until the next annual meeting of directors or until his or her successor has been elected and qualified.

(2) Ms. Oshman was elected Chairman of the Board in April 1993 and has been a director of the Company since 1979. Prior to becoming an employee of the Company in 1990, Ms. Oshman was involved in civic and charitable activities and management of her personal investments.

(3) Mr. Anderson was elected President, Chief Operating Officer and Director in June 1994. Prior to that time Mr. Anderson served as Senior Vice President, General Manager of Ames Department Stores, Inc. (1992-1994), Chief Executive Officer of Reality Technologies, Ltd., a computer software developer in the financial planning/services sector (1991-1992) and President and Chief Operating Officer of Domain, Inc., a specialty home furnishings retailer (1985-1991).

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

(7) Mr. Dennis was elected Vice President in June 1994. Mr. Dennis also served as General Counsel of the Company since 1993; Managing Attorney, Banc One New Hampshire Asset Management Company (1992-1993) and Associate Attorney, Weil, Gotshal & Manges (1986-1992).

(8) Prior to becoming Vice President of the Company, Mr. Rath served as a Divisional Vice President for corporate development (1990-1992), and Director of Corporate Development (1988-1989).

                                    PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 Oshman's Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol OSHM. The high and low closing sales prices of the Common Stock, as reported by Nasdaq, were as follows for the quarterly periods indicated:


              FISCAL YEAR ENDED        HIGH    LOW
         ---------------------------  ------  -----
         JANUARY 28, 1995
           First Quarter............  $ 8.00  $5.50
           Second Quarter...........    8.75   6.75
           Third Quarter............    9.00   7.63
           Fourth Quarter...........    9.25   6.50

         JANUARY 29, 1994
           First Quarter............  $11.00  $7.50
           Second Quarter...........    9.00   4.63
           Third Quarter............    8.50   4.75
           Fourth Quarter...........    9.00   5.63

    As of March 31, 1995, there were 371 holders of record of the Common Stock. The Board of Directors suspended the payment of dividends in March 1991 and does not anticipate paying dividends in the foreseeable future. The Company's credit facility restricts the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table provides selected consolidated financial information for the Company's last five fiscal years.



     FOR THE YEAR ENDED          JANUARY 28,   JANUARY 29,   JANUARY 30,   FEBRUARY 1,    FEBRUARY 2,
     OR AS OF THE YEAR END          1995          1994          1993          1992           1991
                                 (52 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)     (52 WEEKS)
                                 -----------  ------------  ------------  -------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Sales                  $311,419     $307,935      $313,253      $297,829       $318,100
Net Earnings (Loss)                      290      (19,494)         (679)       (4,050)*       (3,834)
Net Earnings (Loss) per Share            .05        (3.36)         (.12)         (.70)*         (.66)
Dividends per Share                       --           --            --            --            .20
Total Assets                         135,077      126,432       138,341       143,384        155,257
Long-Term Debt                         5,665        3,712         1,696         5,510          8,885

- --------------------------
* Does not include a net gain of $2,150,000 arising from a non-recurring change in accounting principle reflected in the Company's Statement of Operations for the year ended February 1, 1992.

     The three years ended January 30, 1993 were restated from originally issued results to reflect a change in inventory valuation methods from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method during the third quarter of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    For the year ended January 28, 1995 ("fiscal 1994"), Oshman's earned its first profit in six years as it continued to reposition itself within the competitive sporting goods market with the goal of becoming primarily a
megastore sporting goods operator.    During the year, the Company opened four
additional SuperSports USA megastores, including the conversion of one of its traditional stores into a megastore, and closed 23 traditional stores. In fiscal 1994, the Company's SuperSports USA megastores (12 in operation as of the end of the fiscal year) contributed 31.6% of total retail sales and 39.2% of direct store contributions. Of the 23 stores closed in fiscal 1994, 14 were stores included in a restructuring plan announced in the fourth quarter of 1993.

    Oshman's business is subject to normal seasonal variations and may be further impacted by regional and national economic conditions. Additionally, weather may have a significant effect on the Company's snow ski business, particularly in its California stores. Favorable snow ski conditions during fiscal 1994 and the year ended January 30, 1993 (fiscal 1992), for instance, benefitted the Company, while unfavorable ski conditions negatively impacted results during fiscal 1993. In addition, results of operations in recent years have been influenced by certain non-recurring items which affect the comparison of one year's results to another.

NON-RECURRING ITEMS

    In the fourth quarter of fiscal 1993, the Company implemented a restructuring plan to accelerate the closing of 34 underperforming traditional stores during 1994 and 1995 and recorded a $15,000,000 pretax restructuring charge. The significant components of the charge, which negatively affect cash flows of the Company, were (i) estimated operating losses totaling approximately $3,360,000, before depreciation, (ii) $3,650,000 for estimated lease termination costs, (iii) $3,050,000 for markdowns related to the liquidation of merchandise inventories and (iv) approximately $1,100,000 for severance pay and various other store closing costs. In addition, the Company expected non-cash flow charges of approximately $3,500,000 in connection with disposition of fixed assets. Management believed the Company would be better served by redeploying the assets invested in these stores towards the more profitable megastore strategy, thereby accelerating the Company's transformation into a megastore sporting goods operator. At the end of fiscal 1994, the Company had closed 16 of the 34 stores, obtained rent concessions on two stores and expects to close six additional stores prior to the end of April 1995.

    During fiscal 1994, the stores included in the restructure group used cash of approximately $4,745,000 to cover losses before depreciation and amortization and writeoff of fixed assets. Approximately $481,000 of this amount was used for lease terminations related to stores closed during the year. Sales from all stores included in the restructure group were

$21,286,000 in fiscal 1994 compared to $33,726,000 in fiscal 1993. In fiscal 1994, these stores as a group incurred direct store losses of approximately $6,962,000, including accelerated depreciation of approximately $2,238,000 and estimated liquidation markdowns in excess of "normal" markdowns totaling approximately $2,959,000, compared to a loss of $2,982,000 during the previous year. During fiscal 1994, the Company charged its restructuring reserve $7,663,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets for the stores included in the restructure group. Management believes that the closure of these stores is proceeding in accordance with expectations and that the restructure reserve remaining at the end of fiscal 1994 is adequate to provide for the costs associated with closing the remaining restructure stores.

    In the third quarter of fiscal 1993, the Company changed its method of valuing its merchandise inventories from the last-in, first-out method (LIFO) to the first-in, first-out method (FIFO) in order to better measure the current value of such merchandise inventories and the financial position of the Company. This change was applied retroactively and at the beginning of the fiscal year 1993 had the effect of increasing merchandise inventories by $10,896,000 and retained earnings by $6,911,000, net of income taxes. Accordingly, all prior year amounts effected by this accounting change have been restated-primarily earnings, inventories, income tax liabilities and expense, retained earnings and costs of goods sold.


LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1994, operating activities provided cash of $2,396,000. The primary sources of the cash provided were pretax earnings before depreciation, amortization and real estate gains of $4,432,000 and a $12,820,000 increase in trade accounts payable. These amounts were offset by a $9,595,000 increase in merchandise inventories and by $4,745,000 used by stores included in the restructure group. Investing activities used $3,964,000, primarily for the purchase of property, plant and equipment totaling $7,905,000 offset by developer provided funds of $1,931,000 in excess of such amounts applied to new store construction costs and by proceeds from the sale of real estate and leasehold interest of $1,923,000. Financing activities provided net cash of $1,778,000 as a result of increased utilization of the Company's credit facility at the end of fiscal 1994. Cash of $859,000 was used for payment of scheduled long-term debt and the prepayment of mortgage debt in relation to a sale of real estate.

    During fiscal 1993, net cash of $4,462,000 was used in operating activities. The primary causes for the net use of cash were (i) a pretax loss of $4,587,000 before depreciation, amortization and the $15,000,000 restructuring charge and
(ii) a $2,622,000 decrease in accounts payable, offset by cash provided by a reduction in merchandise inventories of $4,634,000. Cash used by investing activities was $2,979,000, which related primarily to the net purchase of property, plant and equipment of $4,497,000, after reduction for landlord-provided construction funds of $1,576,000, offset by proceeds of $1,284,000 from the sale of real estate and leasehold interests. Financing activities provided net cash of $2,042,000 due to the Company's utilization of its credit facility at the end of the year in the amount of $1,985,000 and the addition of a five-year mortgage note for $855,000 in the second quarter of 1993 in connection with the purchase of real estate where one of the Company's stores was under lease. Cash of $765,000 was used for payment of scheduled long-term debt and the prepayment of mortgage debt in relation to a sale of real estate.

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

    Fiscal year-end inventories were $98,294,000 for 1994, $88,699,000 for 1993 and $93,333,000 for 1992. In fiscal 1993, as a result of the Company's efforts to continue to improve its inventory management and in consideration of declining sales trends, inventories were reduced. Inventory levels and trade accounts payable increased at the end of fiscal 1994 primarily as a result of early receipts of footwear and certain direct import categories of merchandise in anticipation of additional promotions planned for February 1995. In addition, selected categories of merchandise were increased from relatively low, end-of-fiscal-1993 levels in order to improve early 1995 spring season sales compared to the prior year.

    Additions to property, plant and equipment in fiscal 1994, fiscal 1993 and fiscal 1992 were $7,905,000, $4,497,000 and $2,876,000, respectively. In fiscal 1994, the Company opened three new SuperSports USA megastores and converted an existing traditional store to a SuperSports USA megastore at a net cost of $3,170,000 over and above developer funding. In addition, the Company spent $1,381,000 to purchase a tract of land in Houston, Texas where it will open a SuperSports USA megastore in 1995. In 1994, the Company began a two-year program to upgrade its point of sale information systems. The total cost is expected to be approximately $2,600,000, of which $750,000 was expended in fiscal 1994. Additionally, the Company spent approximately $850,000 to upgrade its merchandise planning and advertising systems, $860,000 for other hardware and software and $894,000 for renovation and refurbishment of existing locations. In fiscal 1993, the Company opened three new stores, two of which were SuperSports USA megastores and converted an existing traditional store to a megastore at a net expenditure, over and above developer funding, of approximately $1,067,000. Approximately $1,736,000 was spent to renovate and refurbish existing locations, and $953,000 was used for the purchase of real estate where one of the Company's retail stores was under lease. Five stores, including three new SuperSports USA megastores, were opened during fiscal 1992, the construction of and appointments for which were substantially funded by developers. Approximately $1,676,000 was spent to renovate and refurbish existing locations and $750,000 was used in the exercise of an advantageous option to purchase real estate where one of the Company's stores was under lease. Additions of approximately $687,000 in fiscal 1993 and $450,000 in fiscal 1992 were related to the acquisition of computer hardware and software.

    The Company's policy regarding developer funding of new stores is to offset the respective construction cost of real property improvements by the amount, if any, of funding provided by developers. In fiscal 1994, developer funding of stores opened exceeded the respective real property construction costs by $1,931,000 in the aggregate. This amount will be amortized over the life of the respective leases to which they apply as a reduction of rental expense. At the end of fiscal 1994, the non-current portion of this developer funding is presented on the Company's balance sheet as Deferred Rental Allowances in the amount of $1,738,000. The remaining portion is included in accrued liabilities. In previous years, developer funding in excess of real property construction costs has been immaterial.

    On August 31, 1992, the Company entered into an agreement providing for a three-year, $32,500,000 revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula, and subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants.

    The Company's financing agreement was amended in December 1993 to increase the revolving line of credit from $32,500,000 to $40,000,000. In November 1994, the financing agreement was amended to extend the term of the agreement for two additional years until August 31, 1997, and to immediately reduce the interest rate. Additionally, in August 1995, the revolving line of credit will increase from $40,000,000 to $50,000,000, with a further seasonal increase to $65,000,000 during the period from mid-October through mid-December each year. Other terms of the financing agreement such as the formula for calculating the Company's borrowing base and certain requirements regarding the Company's loan reserves remain unchanged. The agreement has been amended several other times as well, primarily to modify the financial covenants contained therein. The Company is in compliance with all covenants of the agreement.

    The Company's primary source of liquidity in the fiscal years 1994, 1993 and 1992 was the use of its credit facility and lines of credit, under which average borrowings were $13,776,000, $13,781,000 and $7,884,000, respectively. In fiscal 1994 and fiscal 1992, operating activities provided cash of $2,396,000 and $3,906,000, respectively, as additional sources of liquidity. Average borrowings increased in fiscal 1993 primarily as a result of the Company's inability to provide sufficient levels of cash from operations. Because of the seasonal nature of its business and the build up in inventory for the holiday season, the amount of outstanding borrowings and letters of credit under the Company's credit facility and lines of credit typically is highest in November and was $27,440,000 at November 14, 1994, $30,489,000 at November 12, 1993 and
$25,652,000 at November 13, 1992.

    At the end of fiscal 1994, borrowings outstanding against the Company's credit facility were $4,610,000 compared to $1,985,000 at the end of fiscal 1993. There were no borrowings outstanding against the company's credit facilities at the end of fiscal 1992. The Company had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) totaling $2,786,000 at the end of fiscal 1994, $3,439,000 at the end of fiscal 1993 and $3,092,000 at the end of fiscal 1992.

    Capital expenditures in fiscal 1995 are expected to be approximately $16,400,000. The Company plans to open approximately six SuperSports USA megastores in fiscal 1995, at a capital cost of about $10,600,000, of which approximately $9,000,000 will be funded by a capital lease related to a sale/leaseback and by funds provided by real estate developers. Approximately $3,700,000 will be used for computer hardware and software (primarily point-of-sale related) and $2,100,000 will be allocated to existing stores, warehouses and administrative areas. During fiscal 1994, the Company closed 23 of its traditional stores, 14 of which were part of the restructure discussed above, thereby eliminating their working capital requirements and overhead costs. In fiscal 1995, the Company expects to close approximately 21 traditional stores, including the 16 remaining restructure stores, the costs of which will be charged against the restructure reserve provided in fiscal 1993. In fiscal 1995, the Company estimates that the stores included in the restructure will require cash of approximately $6,400,000 to cover operating losses, lease termination costs, liquidation markdowns and other closing costs. The remainder of the closures in fiscal 1995 are expected to occur in the normal course of business as leases expire and the Company does not anticipate any unusual material costs or capital requirements in connection with these closures. The Company anticipates being able to satisfy its capital needs during fiscal 1995 from the capital lease arrangement and developer funding mentioned above, in addition to the use of its credit facility and internally generated funds.


RESULTS OF OPERATIONS

    Sales for fiscal 1994 increased 1.1% to $311,419,000 from $307,935,000 in fiscal 1993. Sales for fiscal 1993 decreased 1.7% to $307,935,000 from $313,253,000 in fiscal 1992. Same store sales increases (decreases) for the last three fiscal years were 1.7% in fiscal 1994, (4.2%) in fiscal 1993 and 1.7% in fiscal 1992.

    The $3,484,000 net increase in sales during fiscal 1994 reflects an increase in sales of $29,439,000 contributed by new and ongoing stores offset by lost sales of $25,955,000 in traditional stores closed during the year and in the remaining restructure stores. During the last three fiscal years, the Company has closed a total of 53 of its traditional stores, including 16 stores included in the restructure group. Sales from these 53 closed stores were $14,370,000, $36,563,000 and $54,792,000, respectively, in fiscal 1994, fiscal 1993 and fiscal 1992. Same store sales in the Company's SuperSports USA megastores, including sales of a traditional store which was converted to a megastore in October, 1994, increased 8.5% for the fiscal year, while total sales from all SuperSports USA megastores open at the end of the year reached

$95,711,000 compared to $64,616,000 at the end of fiscal 1993.   At the end of
fiscal 1994, sales from the SuperSports USA megastores represented 31.6% of total retail sales compared to 21.6% in the previous year.

    In fiscal 1993, sales declined largely as a result of lost sales in California resulting primarily from the declining economic environment, poor snow-ski conditions and disruptions caused by the natural disasters which occurred in the state. Sales also declined in the state of Florida as a result of a substantial reduction in advertising expenditures that had been increased to combat large-format competitors during fiscal 1992. A substantial number of the Company's Florida stores are included in the group of stores to be closed pursuant to the restructure plan.

    During the quarter ended July 31, 1993, the Company changed its method of determining same store sales results. Previously, a store's sales had been included in same store sales after its twelfth full month of operation. To prevent distortions of same store sales results caused by the relatively high sales levels associated with the grand opening promotions of its SuperSports USA megastores, the Company has redefined same store sales to include only those stores that have been open for a full 12 months as of the beginning of the current fiscal year.

    Even though the Company experienced an overall same store sales decrease in fiscal 1993, the SuperSports USA megastores experienced a same store sales increase of 13.2% while total sales from all megastores (including two new stores) open at the end of the year increased 57.5% to $64,616,000. Same store sales from stores to be closed pursuant to the restructure plan declined 10.9% from fiscal 1992.

    Cost of goods sold as a percentage of sales for fiscal years 1994, 1993 and 1992 was 64.9%, 66.7% and 64.0%, respectively. The reduction in cost of goods sold as a percentage of sales in fiscal 1994 was due primarily to reduced promotional markdowns resulting from the Company's strategy to discontinue competitive pricing which did not prove to be productive, and to improve gross profit margins as a percentage of sales.

    In fiscal 1993, cost of goods sold as a percentage of sales increased primarily because of increased price reductions and promotional markdowns. The Company aggressively pursued competitive pricing, which did not produce sufficient sales increases to cover the increased cost of goods sold as a percentage of sales.

    Selling and administrative expenses as a percentage of sales was 35.5%, 36.7% and 36.3% for the fiscal years 1994, 1993 and 1992, respectively. Selling and administrative expenses in fiscal 1994 included a net credit of $1,766,000 related to operating results of the 34 stores included in the restructure group. Excluding this adjustment, selling and administrative expenses, as a percentage of sales, was 36.0% in fiscal 1994. The decrease, in fiscal 1994, of selling and administrative expenses, as a percentage of sales, was related primarily to lower occupancy costs, as a percentage of sales, which decreased to 8.0% in fiscal 1994, compared to 8.6% and 8.3%, respectively, in fiscal 1993 and fiscal 1992. The reduced rate in fiscal 1994 is largely attributable to lower occupancy costs, as a percentage of sales, in the SuperSports

USA megastores as a group, compared to the traditional stores, and to the Company's continued closing of higher cost, marginally performing, traditional stores. In addition, advertising costs decreased slightly, both in dollars spent and as a percentage of sales to 5.0% from 5.2% in each of the two previous fiscal years during which the Company conducted a more aggressive promotional program.

    The slightly increased rate of selling and administrative expenses as a percentage of sales in fiscal 1993 was primarily related to reduced same store sales and the resulting effect on relatively fixed costs. However, payroll and related taxes and benefit costs decreased .4% as a percentage of sales from the prior year levels. This decrease of approximately $2,100,000 from fiscal 1992 levels resulted primarily from a net reduction of sales related payrolls in existing and closed stores, offset by payrolls in new stores.

    Interest expense for fiscal years 1994, 1993 and 1992 was $1,498,000, $1,427,000 and $1,085,000, respectively. The increased expense in fiscal 1994 and fiscal 1993 resulted from the Company's increased average borrowing during those years compared to fiscal 1992.

    The major components of miscellaneous (income) expense are set out in the table below:


                                      FISCAL        FISCAL       FISCAL
                                       YEAR          YEAR         YEAR
                                       1994          1993         1992
                                   ------------  ------------  ----------
Gain on sale of real estate and    $(1,633,000)  $  (698,000)  $(960,000)
  leasehold interests
Provision for stores closed in
  the normal course of business
  and write off of other assets        543,000       719,000     660,000
License fees                        (1,418,000)   (1,303,000)   (625,000)
Provision for earthquake loss         (164,000)      500,000           -
Insurance recovery                    (372,000)            -           -
Interest income                       (116,000)      (69,000)   (327,000)
Accrual for legal settlement                 -      (235,000)    300,000
Other - net                            100,000        96,000      95,000
                                   -----------   -----------   ---------
  Total                            $(3,060,000)  $  (990,000)  $(857,000)
                                   ===========   ===========   =========

    The income tax (benefit) rates for fiscal years 1994, 1993 and 1992 were
31.3%, (24.2%) and (40.0%), respectively.   The tax rate in fiscal 1994 is
related primarily to state income taxes. The decreased benefit rate in fiscal 1993, compared to fiscal 1992, was the result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109. However, these amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings.

    Pretax income in fiscal 1994 was $422,000 compared to a $10,731,000 pretax loss before the $15,000,000 restructuring charge in fiscal 1993. The improved results were primarily due to (i) a $6,624,000 increase in gross profit caused by both increased sales and a decrease in the rate of cost of goods sold as a percentage of sales, (ii) the non-recurrence of direct store losses of approximately $2,982,000 by the restructure group of stores and (iii) an increase in miscellaneous income as shown above.

    In fiscal 1993, the Company's net loss was $19,494,000. Before income tax benefit and the $15,000,000 charge related to the Company's restructure (discussed above), the Company incurred a loss of $10,731,000 compared to a pretax loss of $1,131,000 in fiscal 1992. The increase in the loss before income tax benefit and the restructuring charge was primarily attributable to a $10,220,000 decrease in gross profit which was somewhat offset by a slight reduction in selling and administrative expenses. The reduction of gross profit was caused by a sales decline of $5,318,000 compared to fiscal 1992 and the increased rate of cost of goods sold as a percentage of sales in fiscal 1993 as discussed above. The Company also recorded a charge of $500,000 for damages suffered during the California earthquake in January 1994.

    Revenues will continue to be influenced by economic conditions and the competitive environment, however, in fiscal 1995 the Company expects a significant sales increase from its SuperSports USA megastores as it accelerates its store opening program with the opening of an additional five to seven megastores. The Company believes that the increasing sales and profit contributions from these more profitable megastores will enable it to provide increased operating cash flows and also to overcome the effects of any future inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears on pages 25 through 45 of this report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There is no incident required to be disclosed herein.


                                    PART III

    In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 28, 1995 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                      PAGE
(a) 1.   Financial Statements                                       REFERENCE
         Report of independent certified public accountants........    26

         Consolidated balance sheets at January 28, 1995
            and January 29, 1994...................................    28

         Consolidated statements of operations for the years
            ended January 28, 1995, January 29, 1994 and
            January 30, 1993.......................................    29

         Consolidated statements of stockholders' equity for the
            years ended January 28, 1995, January 29, 1994 and
            January 30, 1993.......................................    30

         Consolidated statements of cash flows for the years ended
            January 28, 1995, January 29, 1994 and
            January 30, 1993.......................................    31

         Notes to consolidated financial statements................    32

         Selected quarterly financial data.........................    44

    2.   Financial Statement Schedules

         Schedule II -  Allowance for Doubtful
                        Receivables - Years ended
                        January 28, 1995,
                        January 29, 1994 and
                        January, 30, 1993..........................    45

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


    3. List of Exhibits
             3.1          Certificate of Incorporation of Oshman's Sporting
                          Goods, Inc., as amended to date (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended
                          January 31, 1987 (the "1987 10-K") and incorporated herein by reference).

             3.2 Bylaws of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.2 to the 1987 10-K and incorporated herein by reference).

             4.1          Financing Agreement dated August 31, 1992 between the
                          Company and The CIT Group/Business Credit, Inc. (the
                          "Financing Agreement") (filed as Exhibit 4.1 to the
                          Company's Form 10-Q for the quarterly period ended
                          August 1, 1992 and incorporated herein by reference).

             4.1(a)       Amendment dated March 9, 1993 to the Financing
                          Agreement (filed as Exhibit 19.1 to the Company's Form
                          10-K for the fiscal year ended January 30, 1993 (the
                          "1993 10-K") and incorporated herein by reference).

             4.1(b)       Amendment dated March 22, 1993 to the Financing
                          Agreement (filed as Exhibit 19.2 to the 1993 10-K and incorporated herein by reference).

             4.1(c)       Amendment dated June 3, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the fiscal quarter ended May 1, 1993 and incorporated herein by reference).

             4.1(d)       Amendment dated October 29, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the fiscal quarter ended October 30, 1993
                          (the "October 10-Q") and incorporated herein by reference).

             4.1(e)       Amendment dated October 29, 1993 to the Financing
                          Agreement (filed as Exhibit 4.2 to the October 10-Q and incorporated herein by reference).

             4.1(f)       Amendment dated December 23, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-K for the fiscal year ended January 29, 1994 (the
                          "1994 10-K") and incorporated herein by reference).

             4.1(g)       Amendment dated December 23, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(h)       Amendment dated January 27, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(i)       Amendment dated April 6, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(j)       Amendment dated November 4, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the quarter ended October 29, 1994 and incorporated herein by reference).

             4.1(k)       Amendment dated January 27, 1995 to the Financing
                          Agreement.

            10.1        * Split Dollar Agreement between the Company and
                          Marvin Aronowitz, dated October 1, 1976 (filed as
                          Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 29, 1983 (the "1983 10-K") and incorporated herein by reference).

            10.2        * Executive Salary Continuation Agreement between the
                          Company and Marvin Aronowitz, dated October 1, 1976
                          (filed as Exhibit 10.4 to the 1983 10-K and incorporated herein by reference).

            10.3        * Deferred Compensation Agreement between the Company
                          and Alvin N. Lubetkin, dated December 29, 1988 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended January 28, 1989 (the "1989 10-K") and incorporated herein by reference).

            10.4          *  Oshman's Sporting Goods, Inc. 1988 Statement of
                             Policy Regarding Key Employees Severance Pay Bonus
                             Program (filed as Exhibit 10.7 to the 1989 10-K and incorporated herein by reference).

            10.4(a)       *  First Amendment to Oshman's Sporting Goods, Inc.
                             Statement of Policy Regarding Key Employees
                             Severance Pay Bonus Program (filed as Exhibit 19.3
                             to the 1993 10-K and incorporated herein by
                             reference).

            10.5          *  Oshman's Sporting Goods, Inc. 1986 Stock Option
                             Plan, as amended (filed as Exhibit 10.9 to the 1987
                             10-K and incorporated herein by reference).

            10.5(a)       *  Second Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Option Plan (filed as Exhibit 19.4 to
                             the 1993 10-K and incorporated herein by
                             reference).

            10.5(b)       *  Third Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Option Plan (filed as Exhibit 19.5 to
                             the 1993 10-K and incorporated herein by
                             reference).

            10.6          *  Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan
                             (filed as Exhibit 10.10 to the 1987 10-K and incorporated herein by reference).

            10.6(a)       *  First Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Bonus Plan (filed as Exhibit 10.9 to the
                             Company's Form 10-K for the fiscal year ended
                             February 3, 1990 and incorporated herein by
                             reference).

            10.7          *  Employment Agreement dated October 3, 1990 between
                             the Company and Alvin N. Lubetkin (filed as Exhibit
                             10.8 to the 1994 10-K and incorporated herein by reference).

            10.8          *  Loan Agreement dated October 3, 1990 between the
                             Company and Alvin N. Lubetkin (filed as Exhibit
                             10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991 (the "1991 10-K") and incorporated herein by reference).

            10.9          *  Oshman's Sporting Goods, Inc. 1991 Stock Option
                             Plan (filed as Exhibit 10.10 to the 1991 10-K and incorporated herein by reference).

            10.10         *  Oshman Employees' Profit-Sharing Plan and Trust
                             (filed as Exhibit 10.11 to the 1992 10-K and incorporated herein by reference).

            10.10(a)      *  First Amendment to Oshman Employees' Profit-Sharing
                             Plan (filed as Exhibit 19.6 to the 1993 10-K and
                             incorporated herein by reference).

            10.11         *  Separation Agreement between the Company and
                             Charles Rosemond dated February 22, 1993 (filed as
                             Exhibit 10.13 to the 1993 10-K and incorporated herein by reference).

            10.12         *  Oshman's Sporting Goods, Inc. 1993 Non-Employee
                             Director Stock Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

            10.13         *  Oshman's Sporting Goods Inc. 1994 Omnibus Plan.

            10.14         *  Restricted Stock Grant Agreement between the
                             Company and Alvin N. Lubetkin, dated July 15, 1994
                             (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 30, 1994 (the
                             "July 10-Q") and incorporated herein by reference).

            10.14(a)      *  First Amendment to Restricted Stock Grant Agreement
                             between the Company and Alvin N. Lubetkin dated as
                             of July 15, 1994.

            10.15         *  Employment Agreement between the Company and
                             William N. Anderson, dated June 20, 1994 (filed as
                             Exhibit 10.2 to the July 10-Q and incorporated herein by reference).

            11.1             Statement re Computation of Per Share Earnings.

            21.1             Subsidiaries of the Registrant.

            23.1             Consent of Grant Thornton LLP.

- -------------------
* Management contract or compensatory plan or arrangement.

    The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to Richard L. Bockart, Vice President, Oshman's Sporting Goods, Inc., P.O. Box 230234, Houston, Texas 77223-0234.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended January 28, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OSHMAN'S SPORTING GOODS, INC.


                             By:/s/  A. LYNN BOERNER
                                ------------------------------
                                     A. Lynn Boerner
                                     Vice President and
                                     Chief Accounting Officer

Date:  April 21, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 21, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ MARILYN OSHMAN             /s/ ALVIN N. LUBETKIN
- ------------------------       ---------------------------------
Marilyn Oshman                 Alvin N. Lubetkin
Chairman of the Board of       Vice Chairman of the Board of Directors,
Directors                      Chief Executive Officer
                               (Principal Executive Officer) and Director



/s/ WILLIAM N. ANDERSON         /s/ MARVIN ARONOWITZ
- -------------------------       --------------------------------
William N. Anderson             Marvin Aronowitz
President, Chief Operating      Director
Officer
and Director


/s/ FRED M. GERSON              /s/ STEWART ORTON
- -------------------------       ---------------------------------
Fred M. Gerson                  Stewart Orton
Director                        Director


/s/ DOLPH B.H. SIMON
- -------------------------
Dolph B.H. Simon
Director

                      FINANCIAL STATEMENTS AND REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          FOR INCLUSION IN FORM 10-K

                       OSHMAN'S SPORTING GOODS, INC. AND
                                 SUBSIDIARIES

                      JANUARY 28, 1995, JANUARY 29, 1994
                             AND JANUARY 30, 1993

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


   We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Oshmans Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended January 28, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Houston, Texas
March 15, 1995

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     January 28, 1995 and January 29, 1994
                                 (In thousands)


                       ASSETS                                 1994       1993
                                                            ---------  --------
CURRENT ASSETS
 Cash and cash equivalents                                  $    254   $     44
 Accounts receivable, less allowance of $395 in 1994 and
   $242 in 1993                                                3,437      3,492
 Merchandise inventories                                      98,294     88,699
 Prepaid expenses and other                                    4,976      4,549
                                                            --------   --------
     Total current assets                                    106,961     96,784
PROPERTY, PLANT AND EQUIPMENT - AT COST                       80,374     80,811
 Less accumulated depreciation and amortization               52,964     52,066
                                                            --------   --------
                                                              27,410     28,745
OTHER ASSETS                                                     706        903
                                                            --------   --------

                                                            $135,077   $126,432
                                                            ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations                $    186   $    373
 Trade accounts payable                                       45,686     32,866
 Accrued liabilities                                          13,458     13,892
 Income taxes                                                    128        154
 Restructuring reserve                                         7,128     10,971
                                                            --------   --------
     Total current liabilities                                66,586     58,256
DEFERRED INCOME TAXES                                            302        313
DEFERRED RENTAL ALLOWANCES                                     1,738          -
LONG-TERM OBLIGATIONS                                          5,665      3,712
LONG-TERM RESTRUCTURING RESERVE                                    -      3,822
STOCKHOLDERS' EQUITY
 Common stock                                                  5,811      5,805
 Additional capital                                            3,434      3,252
 Retained earnings                                            51,562     51,272
   Less Treasury stock, at cost                                  (21)         -
                                                            --------   --------
                                                              60,786     60,329
                                                            --------   --------

                                                            $135,077   $126,432
                                                            ========   ========

See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years ended January 28, 1995, January 29, 1994 and January 30, 1993
                    (In thousands except per share amounts)



                                              1994       1993       1992
                                            ---------  ---------  ---------

Net sales                                   $311,419   $307,935   $313,253
Costs and expenses
 Cost of goods sold                          202,110    205,250    200,348
 Selling and administrative expenses         110,449    112,979    113,808
 Corporate restructuring                           -     15,000          -
 Interest expense                              1,498      1,427      1,085
 Miscellaneous income                         (3,060)      (990)      (857)
                                            --------   --------   --------
                                             310,997    333,666    314,384
                                            --------   --------   --------
     Earnings (loss) before income taxes         422    (25,731)    (1,131)
Income tax (benefit)                             132     (6,237)      (452)
                                            --------   --------   --------

     NET EARNINGS (LOSS)                    $    290   $(19,494)  $   (679)
                                            ========   ========   ========

Earnings (loss) per share
 Earnings (loss) per common and common
   equivalent share                         $   0.05   $  (3.36)  $   (.12)
                                            ========   ========   ========



See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended January 30, 1993, January 29, 1994 and January 28, 1995
                                 (In thousands)


                                   Common stock
                                  --------------  Treasury   Additional  Retained
                                  Shares  Amount    stock     capital    earnings
                                  ------  ------  ---------  ----------  ---------

Balance at February 2, 1992        5,804  $5,804      $  -       $3,251  $ 71,445
Issuance of shares under stock
 bonus plan                            1       1         -            1         -
Net loss for the year                  -       -         -            -      (679)
                                   -----  ------  --------       ------  --------
Balance at January 30, 1993        5,805   5,805         -        3,252    70,766
Net loss for the year                  -       -         -            -   (19,494)
                                   -----  ------  --------       ------  --------
Balance at January 29, 1994        5,805   5,805         -        3,252    51,272
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          155         -

Issuance of shares under stock
 option plan                           6       6         -           27         -

Acquisition of Treasury stock          -       -       (21)           -         -
Net earnings for the year              -       -         -            -       290
                                   -----  ------  --------       ------  --------
Balance at January 28, 1995        5,811  $5,811      $(21)      $3,434  $ 51,562
                                   =====  ======  ========       ======  ========




See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended January 28, 1995, January 29, 1994 and January 30, 1993
                                 (In thousands)

                                                              1994      1993       1992
                                                            --------  ---------  ---------
Cash flows of operating activities
 Net earnings (loss)                                        $   290   $(19,494)   $  (679)
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                              5,643      6,144      6,142
   Provision for losses on accounts receivable                  153         (2)       (16)
   Reserve for corporate restructuring                            -     15,000          -
   Charge to reserve for corporate restructuring, net of
     depreciation and amortization                           (4,745)      (207)         -
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                  155          -          2
   Loss (gain) on disposition of fixed assets                   178       (130)       368
   Decrease in deferred income taxes                            (11)    (5,510)      (247)
   Amortization of deferred rental allowance                    (63)         -          -
   Gain on disposition of real estate and leaseholds         (1,633)      (698)      (960)
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                 (98)       100        412
     (Increase) decrease in merchandise inventories          (9,595)     4,634     (7,200)
     (Increase) decrease in prepaid expenses and other         (108)      (469)     2,900
     Increase (decrease) in trade accounts payable           12,820     (2,622)     3,643
     Decrease in accrued liabilities                           (564)      (350)       (93)
     Decrease in income taxes                                   (26)      (858)      (366)
                                                            -------   --------    -------
       Net cash provided (used) by operating activities       2,396     (4,462)     3,906
Cash flows of investing activities
 Proceeds from sale of fixed assets                              42        132        102
 Purchase of property, plant and equipment                   (7,905)    (4,497)    (2,876)
 Proceeds from disposition of real estate and leaseholds      1,923      1,284        710
 Proceeds from note receivable                                   45         46         43
 Proceeds from rental allowances                              1,931         56          -
                                                            -------   --------    -------
       Net cash used by investing activities                 (3,964)    (2,979)    (2,021)
Cash flows of financing activities
 Proceeds from stock issuance                                    33          -          -
 Acquisition of treasury stock                                  (21)         -          -
 Payment of loan acquisition costs                                -        (34)      (421)
 Proceeds (payment) of long-term obligations, net             1,766      2,076     (7,303)
                                                            -------   --------    -------
       Net cash provided (used) by financing activities       1,778      2,042     (7,724)
                                                            -------   --------    -------
Net increase (decrease) in cash and cash equivalents            210     (5,399)    (5,839)
Cash and cash equivalents at beginning of period                 44      5,443     11,282
                                                            -------   --------    -------
Cash and cash equivalents at end of period                  $   254   $     44    $ 5,443
                                                            =======   ========    =======
Supplemental disclosures of cash flow information
 Cash paid (refunded) during the year for
   Income taxes                                             $   139   $    108    $(4,501)
   Interest                                                   1,504      1,403      1,343

See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS
 ----------------

 Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores, primarily in the Southwestern, Western, and Southern United States. The Texas and California stores accounted for approximately 41% and 23%, respectively, of sales for the year ended January 28, 1995. The majority of the Company's sales are either cash or through major national credit cards.

 1. FISCAL YEAR
    -----------

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1994 (52 weeks), 1993 (52 weeks), and 1992 (52 weeks) ended on January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

 2. PRINCIPLES OF CONSOLIDATION
    ---------------------------

 The consolidated financial statements include the accounts of Oshman's Sporting Goods, Inc. and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

 3. CASH AND CASH EQUIVALENTS
    -------------------------

 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES-Continued

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

 7. DEFERRED RENTAL ALLOWANCES
    --------------------------

 The Company may receive payments from landlords as inducements to sign new store leases. The construction costs of real property improvements are offset by this landlord funding. Deferred rental allowances represent payments in excess of the costs of the real property improvements and are recognized as a reduction of rent expense over the life of each applicable lease.

 8. INCOME TAXES
    ------------

 Provision has been made for deferred income taxes applicable to the temporary differences between earnings for financial reporting purposes and taxable income. Principal temporary differences include differences in accounting for depreciation and capitalization of certain inventory costs.

 9. PRE-OPENING COSTS
    -----------------

 Costs (other than property, plant and equipment) associated with the opening of new stores under 25,000 square feet are charged to expense as incurred. Pre-opening costs of stores larger than 25,000 square feet are deferred and amortized over a one-year period subsequent to the store opening.

 10.  RECLASSIFICATIONS
      -----------------

 Certain amounts in prior financial statements have been reclassified to conform to the 1994 financial statement presentation.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:

                                                   1994     1993
                                                  -------  -------
                                                   (In thousands)
   Furniture, fixtures and equipment              $47,345  $44,397
   Leasehold improvements                          25,755   29,329
   Buildings                                        3,037    3,574
   Land                                             2,927    1,917
   Leasehold improvements under capital leases      1,310    1,594
                                                  -------  -------
                                                  $80,374  $80,811
                                                  =======  =======

NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's chief executive officer. At the end of 1994 and 1993, the balance of the note was $511,000 and $556,000, respectively. The note is payable in 228 bi-weekly installments of approximately $2,000 beginning April 1, 1991, with the remainder due September 2000. The note is collateralized by life insurance and Company stock options.


NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations at the end of the year consist of the following:

                                                                       1994    1993
                                                                      ------  ------
                                                                      (In thousands)
   Revolving credit facility due August 31, 1997, interest payable monthly at prime plus 1/2%; collateralized by inventory,
     accounts receivable and real estate                              $4,610  $1,985
   Mortgage notes collateralized by land and buildings (approxi-
     mate cost $4,971,000) payable in aggregate monthly
     installments of approximately $23,000, including interest
     ranging from prime (8.5% at January 28, 1995) plus 1%
     to 9-1/2% (fixed), maturing through 2005                          1,204   1,876
   Capitalized lease obligations, interest at an average rate of
     8%, maturing at various dates through 1997                           37     224
                                                                      ------  ------
                                                                       5,851   4,085
   Less current maturities                                               186     373
                                                                      ------  ------
                                                                      $5,665  $3,712
                                                                      ======  ======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

 Following are maturities of long-term obligations for each of the next five years and thereafter:

        Fiscal year                            Amount
        ---------------                    --------------
                                           (In thousands)
             1995                                 $  186
             1996                                    187
             1997                                  4,720
             1998                                    497
             1999                                     30
           Thereafter                                231
                                                  ------
                                                  $5,851
                                                  ======


 On August 31, 1992, the Company entered into an agreement providing for a revolving credit facility. Currently, available credit under the facility is $40,000,000. Effective August 1, 1995, available credit under the facility will be $50,000,000, except for the mid-October to mid-December period when the available amount is $65,000,000. Advances under the facility are based on a borrowing base formula and subject to certain loan reserves, and the facility
 is secured primarily by inventory, accounts receivable and real estate.   The
 credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. Such covenants have been modified several times, most recently in January 1995. Advances under the credit facility bear interest at the prime rate (8.5% at January 28, 1995) plus .5% and any unused borrowing capacity is subject to a line of credit fee of .5%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 6% at January 28, 1995) plus 3%. Additionally, the Companys performance, as measured by a defined ratio, will cause both the prime and LIBOR based rates to be reduced or increased by one-quarter of one percent. Advances outstanding at January 28, 1995 amounted to $4,610,000. The credit facility expires August 31, 1997.

 At the end of 1994 and 1993, outstanding letters of credit were $2,786,000 and $3,439,000, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE E - INCOME TAXES

 The Company's tax expense (benefit) consisted of the following:

                                       1994     1993     1992
                                       -----  --------  ------
                                           (In thousands)
   Current
     Federal                           $   -  $    (9)  $   -
     Foreign                              33       93      81
     State                                76       34     233
   Deferred
     Federal                               -   (5,731)   (715)
     State                                23     (624)    (51)
                                       -----  -------   -----
                                       $ 132  $(6,237)  $(452)
                                       =====  =======   =====


 A reconciliation of income tax expenses (benefits) on net earnings (losses) before cumulative effect of change in accounting principle computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                        1994     1993     1992
                                       ------  --------  ------
                                            (In thousands)
   Income tax expense (benefit) at
     statutory rate                    $ 143   $(8,748)  $(385)
   Increases (reductions)
     State income taxes (net of
       Federal tax benefit)               50        22     119
     Targeted jobs tax credit - net      (62)      (15)   (100)
   Other items - net                      40      (446)    (86)
   Valuation allowance                   (39)    2,950       -
                                       -----   -------   -----
                                         (11)    2,511     (67)
                                       -----   -------   -----
       Income tax expense (benefit)    $ 132   $(6,237)  $(452)
                                       =====   =======   =====

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE E - INCOME TAXES - CONTINUED

 Deferred tax assets and liabilities consist of the following:

                                                 January 28, 1995      January 29, 1994
                                               --------------------  --------------------
                                               Current   Long-Term   Current   Long-Term
                                               --------  ----------  --------  ----------
                                                  (In thousands)        (In thousands)
   Assets
   ------
     Accrued expenses                          $ 3,078     $   654   $ 3,660      $2,710
     Other                                         119          49       121           -
     NOL carryforward                                -       3,735         -       2,469
     Business tax credits                            -         604         -         466
                                               -------     -------   -------      ------
                                                 3,197       5,042     3,781       5,645
                                               -------     -------   -------      ------
   Liabilities
   -----------
     Depreciation of property and equipment          -       2,239         -       2,984
     Inventory capitalization                      863           -       776           -
     LIFO termination                              489       1,495       490       1,985
     Store opening costs                           240           -       159           -
     State taxes                                    29         175         4         179
     Other                                          51         129        53         213
                                               -------     -------   -------      ------
                                                 1,672       4,038     1,482       5,361
                                               -------     -------   -------      ------
       Net asset before valuation allowance      1,525       1,004     2,299         284
     Less valuation allowance                   (1,605)     (1,306)   (2,353)       (597)
                                               -------     -------   -------      ------
       NET LIABILITY                           $    80     $   302   $    54      $  313
                                               =======     =======   =======      ======


 Deferred income taxes of $80,000 and $54,000 were included in current liabilities at the end of 1994 and 1993. The change in the method of accounting for inventory which was made in the first quarter of 1993 resulted in a $3,596,000 increase in the deferred federal tax liability and a $388,000 increase in deferred state tax liability.

 Deferred tax assets were reduced by valuation allowances of $2,911,000 and $2,950,000 at January 28, 1995 and January 29, 1994, respectively. Based upon the criterion of SFAS No. 109, recognition of a deferred tax asset is prohibited if the Company cannot show that it is more likely than not that the deferred tax asset will be realized in future years. Based upon financial income and tax credits earned but not utilized during 1994, the valuation allowance was reduced by $39,000.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE E - INCOME TAXES - CONTINUED

 The Company has net operating loss carryforwards of approximately $10,985,000. The carryforwards expire as follows: $641,000 in 2008, $6,680,000 in 2009, and $3,664,000 in 2010. Additionally, the Company has foreign tax credit carryforwards of $265,000 expiring from 1997 to 2000, job tax credit carryforwards of $278,000 expiring from 2008 to 2010 and alternative minimum tax credit carryforwards of $61,000.


NOTE F - COMMITMENTS AND CONTINGENCIES

 OPERATING LEASES
 ----------------

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

 Future minimum rental payments under operating leases at the end of 1994 are as follows:

Fiscal year                                     Amount
- -----------                                 --------------
                                            (In thousands)
     1995                                        $13,346
     1996                                         13,118
     1997                                         12,663
     1998                                         12,077
     1999                                         11,017
   Thereafter to 2017                             86,874

 Minimum payments have not been reduced by minimum sublease rental income of $18,057,000 due in the future under noncancelable subleases.

 Total rental expense entering into the determination of net earnings (loss) is as follows:

                                         1994     1993     1992
                                       --------  -------  -------
                                             (In thousands)
   Leased facilities
     Minimum rentals                    $12,824  $13,798  $13,545
     Contingent rentals (based on a
       percentage of sales)               2,767    2,649    2,488
                                        -------  -------  -------
                                         15,591   16,447   16,033
   Other rentals                            673      461      448
                                        -------  -------  -------
                                        $16,264  $16,908  $16,481
                                        =======  =======  =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $363,000 through 1998.

 CAPITAL LEASES
 --------------

 Future minimum lease payments for assets under capital leases at the end of 1994, and the present value of such payments, are as follows:

Fiscal year                                    Amount
- -----------                                --------------
                                           (In thousands)
     1995                                            $24
     1996                                             17
                                                     ---
   Total minimum lease payments                       41
     Less amount representing interest                 4
                                                     ---
   Present value of minimum obligations              $37
                                                     ===

 PROFIT SHARING PLAN
 -------------------

 The Company and its subsidiaries participate in a discretionary employee profit sharing plan. No contributions were made in 1994, 1993 or 1992.

 EMPLOYEE MEDICAL PLAN
 ---------------------

 The Company has an employee medical plan available to all full-time regular employees. The plan provides for payment of various medical expenses and is
 funded by participating employees and the Company.   The provision for the
 Company's contribution to the plan amounted to $1,088,000, $691,000 and $484,000 for 1994, 1993 and 1992, respectively.

 SEVERANCE PAY BONUS AGREEMENTS
 ------------------------------

 The Company has employment agreements with certain executive officers that become operative only upon a change in control of the Company. Compensation which may be payable under these agreements has not been accrued in the consolidated financial statements as a change in control, as defined, has not occurred.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

 DEFERRED COMPENSATION AGREEMENT
 -------------------------------

 The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $152,000 after he attains age 65. Upon the executives death, such payments will be made to his designated beneficiary.

 LITIGATION
 ----------

 Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.


NOTE G - STOCKHOLDERS' EQUITY

 CAPITAL STOCK
 -------------

 Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. At the end of 1994, common stock shares issued and outstanding were 5,811,000 and 5,808,000, respectively. Common stock shares issued and outstanding at the end of 1993 and 1992 were 5,805,000.

 COMMON STOCK OPTION PLANS
 -------------------------

 The Company's 1994 Omnibus Plan authorizes the grant of Incentive Awards for up to 500,000 shares of common stock to key employees of the Company. Awards may be in the form of stock options, stock appreciation rights, restricted stock, performance units, performance shares or other stock based awards and certain additional payments in the amount of federal income taxes payable by a grantee and relating to an award, and are to be determined by a committee of the Board of Directors.

 Stock options granted may be either nonqualified options or incentive stock options and may include reload options. Exercise price will be determined by the committee; however, in the case of incentive stock options, the exercise price shall not be less than 100% of the market value of the shares at the time the options are granted. No option is exercisable after the expiration of ten years from the date of grant.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE G - STOCKHOLDERS' EQUITY - Continued

 The 1994 Omnibus Plan replaces the Company's 1991 Stock Option Plan, 1986 Stock Option Plan and 1986 Stock Bonus Plan. However, currently outstanding options and grants under those plans and the Company's 1982 Incentive Stock Option Plan will continue to exist until they vest and are exercised or expire. No awards are outstanding under the 1986 Stock Bonus Plan at year end.

 Additionally, the Company's 1993 Non-Employee Director Stock Option Plan provides for the issuance of options to non-employee directors of the Company at an option price equal to the average of the closing prices of the last five trading days preceding and including the date of grant. Unexercised options expire no later than ten years from date of grant or three months after the termination of the directorship, extended to one year if the termination of directorship is caused by death or disability.

 The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1994, 1993 or 1992. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

 The following table reflects the activity under the Company's various plans during the three-year period ended January 29, 1995:

                                    Shares   Exercise Price Per Share
- ---------------------------------------------------------------------
Outstanding at February 2, 1992    509,622   $4.38 to $15.20
 Granted                                 -   $   -
 Cancelled                         (58,032)  $5.00 to $14.88
 Exercised                               -   $   -
- ---------------------------------------------------------------------
Outstanding at January 30, 1993    451,590   $4.38 to $15.20
 Granted                           188,950   $5.00 to $ 6.80
 Cancelled                         (60,440)  $5.00 to $14.00
 Exercised                               -   $   -
- ---------------------------------------------------------------------
Outstanding at January 29, 1994    580,100   $4.38 to $15.20
 Granted                           238,700   $6.16 to $ 9.00
 Cancelled                         (70,400)  $4.13 to $10.00
 Exercised                          (6,050)  $4.13 to $ 5.00
- ---------------------------------------------------------------------
Outstanding at January 28, 1995    742,350   $4.13 to $15.20
- ---------------------------------------------------------------------

 At January 28, 1995, options to purchase 358,950 shares of Common Stock under the stock option plans were exercisable and options available for grant under the plans were 360,000 shares.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       January 28, 1995, January 29, 1994
                              and January 30, 1993



NOTE G - STOCKHOLDERS' EQUITY - Continued

 RESTRICTED STOCK AWARD
 ----------------------

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee becomes 100% vested in restricted shares if retirement occurs at or after age 65, in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the company without cause and termination by grantee for good reason. Partial vesting occurs at the rate of 25% of the grant per year if retirement occurs at or after the grantee reaches the age of 62. Restrictions on the stock end on the vesting date. Additionally, the grant provides that the Company will pay the grantee the federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded in 1994 for the grant was approximately $187,000.


NOTE H - EARNINGS (LOSS) PER SHARE

 Earnings (loss) per common and dilutive common equivalent share are based upon the weighted average number of common shares outstanding during each year. Outstanding options and bonus grants are included in periods where they have a dilutive effect.


NOTE I - CORPORATE RESTRUCTURING

 During the fourth quarter of 1993, as a result of the Company's review of its operating strategies to become primarily a megastore sporting goods operator, and in order to more aggressively redeploy its assets, the Company implemented a restructuring plan to close 34 underperforming traditional stores. A restructuring charge of $15,000,000 before taxes was recorded which includes provisions for anticipated operating losses, liquidation markdowns on inventory, leasehold improvement abandonments, lease termination costs and other anticipated costs necessary to close the stores. At the end of 1994, 16 stores remain to be closed.

                           SUPPLEMENTAL INFORMATION

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended January 28, 1995 and January 29, 1994
                    (In thousands except per share amounts)

                                FIRST      SECOND       THIRD      FOURTH
                               QUARTER     QUARTER     QUARTER     QUARTER
                               -------     -------     -------     -------
1994

  Net sales                    $66,125     $80,095     $66,472     $ 98,727
                               =======     =======     =======     ========
  Gross profit                 $24,611     $26,876     $23,085     $ 34,737
                               =======     =======     =======     ========
  Net earnings (loss)          $  (948)    $ 1,048     $(3,690)    $  3,880
                               =======     =======     =======     ========
  Earnings (loss) per share    $  (.16)    $   .18     $  (.64)    $    .64
                               =======     =======     =======     ========

1993

  Net sales                    $64,166     $81,290     $66,563     $ 95,916
                               =======     =======     =======     ========
  Gross profit                 $23,337     $26,306     $23,114     $ 29,928
                               =======     =======     =======     ========
  Net earnings (loss)          $(2,311)    $(1,569)    $(3,333)    $(12,281)
                               =======     =======     =======     ========
  Earnings (loss) per share    $  (.40)    $  (.27)    $  (.57)    $  (2.12)
                               =======     =======     =======     ========

                                                                     Schedule II
                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES
                 Years ended January 28, 1995, January 29, 1994
                              and January 30, 1993
                                 (In thousands)



        Column A                Column B    Column C      Column D      Column E
        --------               ----------  ----------  --------------  ----------
                               Balance at  Additions                   Balance at
                               beginning   charged to                    end of
       Description             of period    expense    Deductions (A)    period
       -----------             ----------  ----------  --------------  ----------

Year ended January 28, 1995          $242        $170            $17         $395

Year ended January 29, 1994          $244        $ 17            $19         $242

Year ended January 30, 1993          $260        $ 10            $26         $244

- --------------
(A)  Receivables charged off, net of recoveries.

Column C(2) - None.

                                EXHIBIT INDEX

           EXHIBIT
            NUMBER                         DESCRIPTION
           -------                         -----------
             3.1          Certificate of Incorporation of Oshman's Sporting
                          Goods, Inc., as amended to date (filed as Exhibit 3.1
                          to the Company's Form 10-K for the fiscal year ended
                          January 31, 1987 (the "1987 10-K") and incorporated
                          herein by reference).

             3.2 Bylaws of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.2 to the 1987 10-K and incorporated herein by reference).

             4.1          Financing Agreement dated August 31, 1992 between the
                          Company and The CIT Group/Business Credit, Inc. (the
                          "Financing Agreement") (filed as Exhibit 4.1 to the
                          Company's Form 10-Q for the quarterly period ended
                          August 1, 1992 and incorporated herein by reference).

             4.1(a)       Amendment dated March 9, 1993 to the Financing
                          Agreement (filed as Exhibit 19.1 to the Company's Form
                          10-K for the fiscal year ended January 30, 1993 (the
                          "1993 10-K") and incorporated herein by reference).

             4.1(b)       Amendment dated March 22, 1993 to the Financing
                          Agreement (filed as Exhibit 19.2 to the 1993 10-K and incorporated herein by reference).

             4.1(c)       Amendment dated June 3, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the fiscal quarter ended May 1, 1993 and incorporated herein by reference).

             4.1(d)       Amendment dated October 29, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the fiscal quarter ended October 30, 1993
                          (the "October 10-Q") and incorporated herein by reference).

             4.1(e)       Amendment dated October 29, 1993 to the Financing
                          Agreement (filed as Exhibit 4.2 to the October 10-Q and incorporated herein by reference).

                                EXHIBIT INDEX

           EXHIBIT
            NUMBER                         DESCRIPTION
           -------                         -----------
             4.1(f)       Amendment dated December 23, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-K for the fiscal year ended January 29, 1994 (the
                          "1994 10-K") and incorporated herein by reference).

             4.1(g)       Amendment dated December 23, 1993 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(h)       Amendment dated January 27, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(i)       Amendment dated April 6, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the 1994 10-K and incorporated herein by reference).

             4.1(j)       Amendment dated November 4, 1994 to the Financing
                          Agreement (filed as Exhibit 4.1 to the Company's Form
                          10-Q for the quarter ended October 29, 1994 and incorporated herein by reference).

             4.1(k)       Amendment dated January 27, 1995 to the Financing
                          Agreement.

            10.1        * Split Dollar Agreement between the Company and
                          Marvin Aronowitz, dated October 1, 1976 (filed as
                          Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 29, 1983 (the "1983 10-K") and incorporated herein by reference).

            10.2        * Executive Salary Continuation Agreement between the
                          Company and Marvin Aronowitz, dated October 1, 1976
                          (filed as Exhibit 10.4 to the 1983 10-K and incorporated herein by reference).

            10.3        * Deferred Compensation Agreement between the Company
                          and Alvin N. Lubetkin, dated December 29, 1988 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended January 28, 1989 (the "1989 10-K") and incorporated herein by reference).

                                EXHIBIT INDEX

           EXHIBIT
            NUMBER                         DESCRIPTION
           -------                         -----------
            10.4          *  Oshman's Sporting Goods, Inc. 1988 Statement of
                             Policy Regarding Key Employees Severance Pay Bonus
                             Program (filed as Exhibit 10.7 to the 1989 10-K and
                             incorporated herein by reference).

            10.4(a)       *  First Amendment to Oshman's Sporting Goods, Inc.
                             Statement of Policy Regarding Key Employees
                             Severance Pay Bonus Program (filed as Exhibit 19.3
                             to the 1993 10-K and incorporated herein by
                             reference).

            10.5          *  Oshman's Sporting Goods, Inc. 1986 Stock Option
                             Plan, as amended (filed as Exhibit 10.9 to the 1987
                             10-K and incorporated herein by reference).

            10.5(a)       *  Second Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Option Plan (filed as Exhibit 19.4 to
                             the 1993 10-K and incorporated herein by
                             reference).

            10.5(b)       *  Third Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Option Plan (filed as Exhibit 19.5 to
                             the 1993 10-K and incorporated herein by
                             reference).

            10.6          *  Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan
                             (filed as Exhibit 10.10 to the 1987 10-K and incorporated herein by reference).

            10.6(a)       *  First Amendment to Oshman's Sporting Goods, Inc.
                             1986 Stock Bonus Plan (filed as Exhibit 10.9 to the
                             Company's Form 10-K for the fiscal year ended
                             February 3, 1990 and incorporated herein by
                             reference).

            10.7          *  Employment Agreement dated October 3, 1990 between
                             the Company and Alvin N. Lubetkin (filed as Exhibit
                             10.8 to the 1994 10-K and incorporated herein by reference).

            10.8          *  Loan Agreement dated October 3, 1990 between the
                             Company and Alvin N. Lubetkin (filed as Exhibit
                             10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991 (the "1991 10-K") and incorporated herein by reference).

            10.9          *  Oshman's Sporting Goods, Inc. 1991 Stock Option
                             Plan (filed as Exhibit 10.10 to the 1991 10-K and incorporated herein by reference).

                                EXHIBIT INDEX

           EXHIBIT
            NUMBER                         DESCRIPTION
           -------                         -----------
            10.10         *  Oshman Employees' Profit-Sharing Plan and Trust
                             (filed as Exhibit 10.11 to the 1992 10-K and
                             incorporated herein by reference).

            10.10(a)      *  First Amendment to Oshman Employees' Profit-Sharing
                             Plan (filed as Exhibit 19.6 to the 1993 10-K and
                             incorporated herein by reference).

            10.11         *  Separation Agreement between the Company and
                             Charles Rosemond dated February 22, 1993 (filed as
                             Exhibit 10.13 to the 1993 10-K and incorporated herein by reference).

            10.12         *  Oshman's Sporting Goods, Inc. 1993 Non-Employee
                             Director Stock Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

            10.13         *  Oshman's Sporting Goods Inc. 1994 Omnibus Plan.

            10.14         *  Restricted Stock Grant Agreement between the
                             Company and Alvin N. Lubetkin, dated July 15, 1994
                             (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 30, 1994 (the
                             "July 10-Q") and incorporated herein by reference).

            10.14(a)      *  First Amendment to Restricted Stock Grant Agreement
                             between the Company and Alvin N. Lubetkin dated as
                             of July 15, 1994.

            10.15         *  Employment Agreement between the Company and
                             William N. Anderson, dated June 20, 1994 (filed as
                             Exhibit 10.2 to the July 10-Q and incorporated herein by reference).

            11.1             Statement re Computation of Per Share Earnings.

            21.1             Subsidiaries of the Registrant.

            23.1             Consent of Grant Thornton LLP.

- -------------------
* Management contract or compensatory plan or arrangement.