Form 10-Q
period 1995-04-29
OSHMANS SPORTING GOODS INC
filed 1995-06-12
CIK 75043

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-5648

                         OSHMAN'S SPORTING GOODS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            74-1031691
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                       2302 MAXWELL LANE, HOUSTON, TEXAS
                                     77023
- --------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (713) 928-3171
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   NO CHANGE
- --------------------------------------------------------------------------------
                   (FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
   -----    ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, $1.00 PAR VALUE            5,808,049
     -----------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 29, 1995 AND JANUARY 28, 1995
                               (IN THOUSANDS)

                                                     APRIL 29     JAN 28
                                                       1995        1995
                                                     --------    --------
                                                   (Unaudited)
                                    ASSETS
CURRENT ASSETS
  CASH AND EQUIVALENTS                               $    257    $    254
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
   $391 APRIL 95, $395 JANUARY 95                       2,822       3,437
  MERCHANDISE INVENTORIES                             109,057      98,294
  PREPAID EXPENSES AND OTHER                            3,456       4,976
                                                     --------    --------
      TOTAL CURRENT ASSETS                            115,592     106,961

PROPERTY, PLANT AND EQUIPMENT-AT COST                  80,011      80,374
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION       52,304      52,964
                                                     --------    --------
  NET PROPERTY, PLANT AND EQUIPMENT                    27,707      27,410

OTHER ASSETS                                              654         706
                                                     --------    --------
                                                     $143,953    $135,077
                                                     ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS        $    390    $    186
  TRADE ACCOUNTS PAYABLE                               35,492      45,686
  ACCRUED LIABILITIES                                  14,136      13,458
  INCOME TAXES                                            134         128
  RESTRUCTURING RESERVE                                 5,444       7,128
                                                     --------    --------
      TOTAL CURRENT LIABILITIES                        55,596      66,586

DEFERRED FEDERAL INCOME TAXES                             302         302
DEFERRED RENTAL ALLOWANCES                              1,793       1,738
LONG-TERM OBLIGATIONS                                  25,866       5,665
STOCKHOLDERS' EQUITY
  COMMON STOCK                                          5,811       5,811
  ADDITIONAL CAPITAL                                    3,522       3,434
  RETAINED EARNINGS                                    51,084      51,562
    LESS TREASURY STOCK, AT COST                          (21)        (21)
                                                     --------    --------
      STOCKHOLDERS' EQUITY                             60,396      60,786
                                                     --------    --------
                                                     $143,953    $135,077
                                                     ========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                      APRIL 29, 1995 AND APRIL 30, 1994
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1995         1994
                                                     -------      -------
NET SALES                                            $69,407      $66,125

COSTS AND EXPENSES:
  COST OF GOODS SOLD                                  43,268       41,514
  SELLING AND ADMINISTRATIVE EXPENSES                 26,264       25,751
  INTEREST EXPENSE                                       465          343
  MISCELLANEOUS EXPENSE (INCOME)                        (157)        (535)
                                                     -------      -------
                                                      69,840       67,073
                                                     -------      -------

LOSS BEFORE INCOME TAXES                                (433)        (948)

INCOME TAXES                                              45            -
                                                     -------      -------

    NET LOSS                                         $  (478)     $  (948)
                                                     =======      =======

EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                                    $ (0.08)     $ (0.16)
                                                     =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                          5,811        5,805
                                                     =======      =======

DIVIDENDS PER SHARE                                  $  0.00      $  0.00
                                                     =======      =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS
                    ENDED APRIL 29, 1995 AND APRIL 30, 1994
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                            1995         1994
                                                          --------     --------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS                                                $   (478)    $   (948)
  ADJUSTMENTS TO RECONCILE NET CASH USED BY OPERATING
   ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                            1,319        1,506
    PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE                 (4)           2
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING,
     NET OF DEPRECIATION AND AMORTIZATION                   (1,530)      (1,610)
    STOCK OPTION AND BONUS PLAN EXPENSE, NET OF STOCK
     RETAINED FOR INCOME TAXES                                  88            1
    LOSS ON DISPOSITION OF FIXED ASSETS                        109          116
    INCREASE IN DEFERRED RENTAL ALLOWANCES,
     NET OF AMORTIZATION                                        55            -
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                          619          251
      INCREASE IN MERCHANDISE INVENTORIES                  (10,763)     (13,628)
      DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER      1,510         (627)
      (DECREASE) INCREASE IN TRADE ACCOUNTS PAYABLE        (10,194)       2,688
      INCREASE (DECREASE) IN ACCRUED LIABILITIES               678         (678)
      INCREASE (DECREASE) IN INCOME TAXES                        6          (26)
                                                          --------     --------
        NET CASH USED BY OPERATING ACTIVITIES              (18,585)     (12,953)
                                                          --------     --------

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                            13           10
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                 (1,847)        (465)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS        4            -
  PROCEEDS FROM NOTE RECEIVABLE                                 13           13
                                                          --------     --------
    NET CASH USED BY INVESTING ACTIVITIES                   (1,817)        (442)
                                                          --------     --------

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS OF LONG-TERM OBLIGATIONS, NET                    20,405       13,615
                                                          --------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               20,405       13,615
                                                          --------     --------
NET INCREASE IN CASH AND EQUIVALENTS                             3          220
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    254           44
                                                          --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD                     $    257     $    264
                                                          ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID
    INCOME TAXES                                          $     26     $      6
    INTEREST                                              $    306     $    256

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 29, 1995 AND APRIL 30, 1994
                                  (UNAUDITED)



NOTE A

     THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1994 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS ENDED APRIL 29, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at April 29, 1995 were $257,000 compared to $254,000 at January 28, 1995. In the first quarter of 1995, cash totaling $18,585,000 was used in operating activities. The primary use of cash was related to a $10,763,000 increase in merchandise inventories, in preparation for the Company's Once a Year Sale which begins in May, a decrease in trade accounts payable of $10,194,000 and charges to the Company's restructuring reserve, discussed below. Cash of $1,817,000 was used in investing activities, primarily for the purchase of property, plant and equipment. Financing activities provided cash of $20,405,000 as the Company utilized its credit facility to meet its working capital needs.

The decrease in trade accounts payable in the first quarter of 1995 resulted from the normal payoff of somewhat higher than normal beginning of the year balances related to the receipt, during January 1995, of footwear and certain direct import merchandise in anticipation of promotions planned for February 1995.

Average borrowings under the Company's credit facility during the first quarter of 1995 were $17,099,000 and the highest amount of borrowings and outstanding letters of credit was $27,586,000 at April 24, 1995. During the first quarter of 1994, average borrowings were $12,839,000 and the highest amount of borrowings and outstanding letters of credit was $20,077,000 at April 25, 1994. The increased level of average borrowings in 1995 was related primarily to increased inventory levels in 1995.

In the fourth quarter of fiscal 1993, the Company implemented a restructuring plan to accelerate the closing of 34 underperforming traditional stores during 1994 and 1995. As of the end of the first quarter of 1995, the Company had closed 22 of the 34 stores, obtained rent concessions on two stores and expects to close approximately six additional stores in the second quarter of 1995. In the first quarter of 1995, these stores as a group used cash of approximately $1,530,000 to cover losses before depreciation and amortization. Approximately $505,000 of this amount was for lease terminations related to stores closed in the first quarter or expected to be closed by the end of July 1995.

Sales from all stores included in the restructure group were $3,264,000 in the quarter ended April 29, 1995 compared to $6,658,000 in the first quarter of 1994. During the quarter ended April 29, 1995, the Company charged its restructuring reserve $1,684,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets which have been incurred for the stores included in the restructure group.

Results of Operations

Net sales for the quarter ended April 29, 1995 increased 5.0% over the same period in 1994. Excluding sales from stores included in the restructure group, net sales increased 10.6% and comparable same store sales increased 5.1% over the same period last year. These sales increases were primarily attributable to sales contributions from five new SuperSports USA megastores opened since the first quarter of 1994 and to increased sales promotions in the first quarter of 1995.

Same store sales in the Company's SuperSports USA megastores increased 17.6% while net sales in these stores, which equalled 40.5% of total retail sales in the first quarter of 1995, increased 52% over the same period last year. At the end of the first quarter of 1995, the Company was operating 134 stores, including thirteen megastores, compared to 154 stores, including eight megastores, at the same time a year ago. The Company opened its thirteenth megastore during the last week of the first quarter and expects to open approximately five more megastores during fiscal 1995.

Cost of goods sold as a percentage of sales was 62.3% in the quarter ended April 29, 1995 compared to 62.8% for the same period in 1994. The slightly improved rate in 1995 as a percentage of sales is related primarily to better than expected physical inventory results offset somewhat by increased promotional markdowns.

Selling and administrative expenses as a percentage of sales were 37.8% for the quarter ended April 29, 1995, compared to 38.9% in the same period last year. Selling and administrative expenses include net credits of $328,000 and $522,000 in the first quarters of 1995 and 1994, respectively, which were related to stores included in the restructure group. Excluding these adjustments, selling and administrative expenses as a percentage of sales were 38.3% and 39.7%, respectively, for the quarters ended April 29, 1995 and April 30, 1994. This improvement as a percentage of sales is related primarily to increased same store sales and an overall reduction, as a percentage of sales, in occupancy and selling costs as the more productive SuperSports USA megastores continue to increase their proportionate contribution to overall Company results.

Interest expense for the quarter ended April 29, 1995 was $465,000 compared to $343,000 for the same period last year. The increased interest expense is primarily related to increases in interest rates since the first quarter of 1994 and to increased average borrowings under the Company's credit facility.

The variations in miscellaneous (income) expense are set out in the table below:



                                            1ST QUARTER
                                          ---------------
                                           1995     1994
                                          -------  ------
                                          (In Thousands)

     License fees                          $(417)  $(389)
     Provision for stores closed in
       the normal course of operations
       and write off of other assets         275    ( 44)
     Insurance recovery                        -    (105)
     Other - net                            ( 15)      3
                                           -----   -----
                                           $(157)  $(535)
                                           =====   =====


Income taxes in the first quarter of 1995 are related primarily to state income taxes. There was no income tax benefit in the first quarter of 1995 or 1994 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109. However, these amounts will be available to reduce future tax liabilities in years in which the Company has taxable earnings.

In the quarter ended April 29, 1995, the Company improved its results to a loss of $433,000 before income taxes compared to a pretax loss of $948,000 in the same quarter the previous year. The improved results are primarily due to increased sales volumes, a slight reduction in costs of goods sold as a percentage of sales and reduced selling and administrative expenses as a percentage of sales as the Company continues to increase the number of SuperSports USA megastores in operation and to close underperforming traditional stores.

                         PART II --  OTHER INFORMATION

         Item 6. Exhibits
         ----------------


                                 EXHIBIT INDEX

     4.1 Twelfth Amendment dated April 28, 1995 to the Financing Agreement dated August 31,
           1992 between the Company and The CIT
           Group/Business Credit, Inc.

     11.1  Statement re:  Computation of Per Share
           Earnings.

     27    Financial Data Schedule

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                         OSHMAN'S SPORTING GOODS, INC.


DATE:  June 12, 1995     BY:  /S/ A. LYNN BOERNER
                              -------------------------
                              A. LYNN BOERNER
                              VICE-PRESIDENT AND
                              CHIEF ACCOUNTING OFFICER