Form 10-Q
period 1995-07-29
OSHMANS SPORTING GOODS INC
filed 1995-09-11
CIK 75043

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                              ----------    ----------

                         COMMISSION FILE NUMBER 0-5648


                         OSHMAN'S SPORTING GOODS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                  74-1031691
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
            OR ORGANIZATION)                            IDENTIFICATION NO.)

                       2302 MAXWELL LANE, HOUSTON, TEXAS
                                     77023
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (713) 928-3171
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   NO CHANGE
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

YES  X    NO
   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               COMMON STOCK, $1.00 PAR VALUE      5,808,049
               -----------------------------      ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JULY 29, 1995 AND JANUARY 28, 1995
                                (IN THOUSANDS)


                                                JUL 29          JAN 28
                                                 1995            1995
            ASSETS                              -------        --------
                                              (UNAUDITED)
CURRENT ASSETS
  CASH AND EQUIVALENTS                         $    240        $    254
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
   $393 JUL 95, $395 JAN 95                       3,480           3,437
  MERCHANDISE INVENTORIES                       103,585          98,294
  PREPAID EXPENSES AND OTHER                      7,555           4,976
                                               --------        --------
      TOTAL CURRENT ASSETS                      114,860         106,961

PROPERTY, PLANT AND EQUIPMENT-AT COST            82,498          80,374
  LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                                  52,522          52,964
                                               --------        --------
  NET PROPERTY, PLANT AND EQUIPMENT              29,976          27,410

OTHER ASSETS                                        605             706
                                               --------        --------
                                               $145,441        $135,077
                                               ========        ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS  $    396        $    186
  TRADE ACCOUNTS PAYABLE                         29,975          45,686
  ACCRUED LIABILITIES                            14,724          13,458
  INCOME TAXES                                      206             128
  RESTRUCTURING RESERVE                           3,965           7,128
                                               --------        --------
      TOTAL CURRENT LIABILITIES                  49,266          66,586

DEFERRED FEDERAL INCOME TAXES                       267             302

DEFERRED RENTAL ALLOWANCES                        1,759           1,738

LONG-TERM OBLIGATIONS                            32,245           5,665

STOCKHOLDERS' EQUITY
  COMMON STOCK                                    5,811           5,811
  ADDITIONAL CAPITAL                              3,610           3,434
  RETAINED EARNINGS                              52,504          51,562
    LESS TREASURY STOCK, AT COST                    (21)            (21)
                                               --------        --------
      STOCKHOLDERS' EQUITY                       61,904          60,786
                                               --------        --------
                                               $145,441        $135,077
                                               ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS
                     ENDED JULY 29, 1995 AND JULY 30, 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   ------------------  ------------------
                                                     1995      1994      1995      1994
                                                   -------   -------   --------  --------
NET SALES                                          $84,481   $80,095   $153,888  $146,220
COSTS AND EXPENSES:
  COST OF GOODS SOLD                                56,251    53,219     99,519    94,733
  SELLING AND ADMINISTRATIVE EXPENSES               27,881    27,346     54,145    53,097
  INTEREST EXPENSE                                     637       446      1,102       789
  MISCELLANEOUS INCOME                              (1,783)   (1,999)    (1,940)   (2,534)
                                                   -------   -------   --------  --------
                                                    82,986    79,012    152,826   146,085
                                                   -------   -------   --------  --------
INCOME BEFORE INCOME TAXES                           1,495     1,083      1,062       135

INCOME TAXES                                            75        35        120        35
                                                   -------   -------   --------  --------
      NET INCOME                                   $ 1,420   $ 1,048   $    942  $    100
                                                   =======   =======   ========  ========
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                                  $  0.24   $  0.18   $   0.16  $   0.02
                                                   =======   =======   ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                        5,886     5,899      5,890     5,888
                                                   =======   =======   ========  ========
DIVIDENDS PER SHARE                                $  0.00   $  0.00   $   0.00  $   0.00
                                                   =======   =======   ========  ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS
                     ENDED JULY 29, 1995 AND JULY 30, 1994
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                1995          1994
                                                                             ---------     ---------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME                                                                 $    942      $    100
  ADJUSTMENTS TO RECONCILE NET CASH USED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                               2,704         2,863
    PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE                                    (2)            5
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING,
     NET OF DEPRECIATION AND AMORTIZATION                                      (2,803)       (3,138)
    STOCK OPTION AND BONUS PLAN EXPENSE, NET OF STOCK
     RETAINED FOR INCOME TAXES                                                    176           (20)
    LOSS ON DISPOSITION OF FIXED ASSETS                                           154            22
    GAIN ON DISPOSITION OF REAL ESTATE AND LEASEHOLDS                              --        (1,662)
    DECREASE IN DEFERRED INCOME TAXES                                             (35)          (16)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                    (72)           --
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN ACCOUNTS RECEIVABLE                                             (41)         (568)
      INCREASE IN MERCHANDISE INVENTORIES                                      (5,291)       (3,045)
      (INCREASE) DECREASE IN PREPAID EXPENSES AND OTHER                          (597)        1,423
      DECREASE IN TRADE ACCOUNTS PAYABLE                                      (15,711)       (6,472)
      INCREASE (DECREASE) IN ACCRUED LIABILITIES                                1,259        (1,432)
      INCREASE (DECREASE) IN INCOME TAXES                                          78           (94)
                                                                             --------      --------
        NET CASH USED BY OPERATING ACTIVITIES                                 (19,239)      (12,034)
                                                                             --------      --------
CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                               17            12
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                    (5,712)       (1,449)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                           6         1,836
  PROCEEDS FROM NOTE RECEIVABLE                                                    24            24
  PROCEEDS FROM RENTAL ALLOWANCES                                                 100            --
  DEPOSITS FOR ACQUISITION OF LEASEHOLD INTERESTS                              (2,000)           --
                                                                             --------      --------
     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                          (7,565)          423
                                                                             --------      --------
CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS OF LONG-TERM OBLIGATIONS, NET                                       26,790        11,802
                                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                 26,790        11,802
                                                                             --------      --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                   (14)          191
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       254            44
                                                                             --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD                                        $    240      $    235
                                                                             ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID
    INCOME TAXES                                                             $     64      $    145
    INTEREST                                                                 $    824      $    701


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 29, 1995 AND JULY 30, 1994
                                  (UNAUDITED)



NOTE A

THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1994 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE B

EFFECTIVE JULY 31, 1995, THE COMPANY PURCHASED SEVEN LEASEHOLD INTERESTS TOGETHER WITH CERTAIN STORE FIXTURES AND EQUIPMENT FROM SPORTSTOWN, INC. FOR APPROXIMATELY $5,500,000. THE COMPANY EXPECTS TO OPEN THOSE STORES UNDER THE SUPERSPORTS USA NAME PRIOR TO THANKSGIVING AND EXPECTS THAT ANNUALIZED SALES VOLUME FROM THOSE STORES WILL BE APPROXIMATELY $50,000,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at July 29, 1995 were $240,000 compared to $254,000 at January 28, 1995. In the first six months of fiscal 1995, cash totaling $19,239,000 was used in operating activities. The primary use of cash was related to a $5,291,000 increase in merchandise inventories, a decrease of trade accounts payable of $15,711,000 and charges to the Company's restructuring reserve, discussed below. Cash totaling $7,565,000 was used by investing activities, primarily for purchase of property, plant and equipment and for the Company's purchase of leasehold interests from SportsTown, Inc, discussed below. Financing activities provided cash of $26,790,000 as the Company utilized its credit facility to meet its working capital needs during the first half of 1995.

Prepaid expenses and other increased $2,597,000 to $7,555,000 primarily as a result of a $2,000,000 deposit related to the Company's purchase of seven leasehold interests from SportsTown, Inc. effective July 31, 1995 at a net cost of approximately $5,500,000, including the purchase of certain store fixtures and equipment. This purchase will be financed with funds provided by the Company's credit facility, discussed further below. The Company expects to open these stores under the SuperSports USA name prior to Thanksgiving and expects that sales volumes from these locations will approach $50,000,000 on an annualized basis.

The decrease in trade accounts payable in the first half of fiscal 1995 resulted from the normal payoff of somewhat higher than normal beginning of the year balances related to the receipt, during January 1995, of footwear and certain direct import merchandise in anticipation of promotions planned for February 1995.

In the fourth quarter of fiscal 1993, the Company implemented a restructuring plan to accelerate the closing of 34 underperforming traditional stores during 1994 and 1995. As of the end of the first half of 1995, the Company had closed 28 of the 34 stores and obtained rent concessions on an additional two stores. In the first half of 1995, these stores as a group used cash of approximately $2,803,000 to cover losses before depreciation and amortization. Approximately $505,000 of this amount was for lease terminations related to stores closed as of July 1995. Sales from all stores included in the restructure group were $4,066,000 and $7,330,000, respectively, in the quarter and six months ended July 29, 1995 compared to $5,843,000 and $12,176,000, respectively, in the second quarter and first half of 1994. During the six months ended July 29, 1995, the Company charged its restructuring reserve $3,163,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets which have been incurred for the stores included in the restructure group.

In connection with the Company's acquisition of the seven SportsTown, Inc. locations discussed above, the Company obtained a committment letter from its lender, The CIT Group/Business Credit, Inc. to increase its credit facility by $5,000,000 upon the Company's purchase of the SportsTown, Inc. locations and upon completion of an amendment to its financing agreement. This amendment, which the Company expects to complete in September, will increase the Company's line of credit by $5,000,000 to $55,000,000 with an additional seasonal increase of $15,000,000 during the period between September 15 and December 15 each year. Other terms of the financing agreement such as the formula for calculating the Company's borrowing base and certain requirements regarding the Company's loan reserves will remain unchanged.

Average borrowings under the Company's credit facility during the first six months of 1995 were $21,833,000, and the highest amount of borrowings and outstanding letters of credit was $34,209,000 at July 25,1995. During the first six months of 1994, average borrowings were $14,669,000, and the highest amount of borrowings and outstanding letters of credit was $25,325,000 at May 16, 1994.


Results of Operations

Net sales for the quarter ended July 29, 1995 increased 5.5%, while sales for the six months then ended increased 5.2%, compared to the same periods in 1994. Excluding sales from stores included in the restructure group, net sales increased 8.3% and 9.3%, respectively, for the quarter and six months ended July 29, 1995. Comparable same store sales, excluding the stores in the restructure group, increased 4.6% in the second quarter and 4.8% in the first six months of 1995 compared to the same
periods in 1994.   The sales increases are attributable to increased sales
promotions and to sales contributions from four new SuperSports USA megastores opened in the last 12 months.

Same store sales in the Company's SuperSports USA megastores increased 19.5% and 18.6% respectively in the second quarter and first six months of 1995. Net sales in these stores, which equalled 41.9% of total retail sales in the first six months of 1995, increased 47.1% over the same period last year. At the end of the first half of 1995, the Company was operating 125 stores, including thirteen megastores, compared to 146 stores, including nine megastores, at the same time a year ago. The Company opened its fourteenth megastore in late August and expects to open three additional megastores during fiscal 1995, in addition to the seven locations acquired from SportsTown Inc., bringing the total number of megastores in operation to 24 at the end of fiscal 1995.

Cost of goods sold was 66.6% and 64.7%, respectively, in the quarter and six months ended July 29, 1995 compared to 66.4% and 64.8%, respectively, for the same periods in 1994.

Selling and administrative expenses as a percentage of sales were 33.0% and 35.2%, respectively, for the quarter and six months ended July 29, 1995, compared to 34.1% and 36.3%, respectively, in the same periods last year. Selling and administrative expenses includes a $116,000 net charge and a net credit of $212,000, in the quarter and six months ended July 29, 1995, respectively, compared to a net credit of $586,000 in the quarter and $1,108,000 in the six months ended July 30, 1994, related to the 34 stores included in the restructure group. Excluding these adjustments, selling and administrative expenses as a percentage of sales were 32.9% and 35.3% respectively for the quarter and six months ended July 29, 1995 compared to 34.9% and 37.1%, respectively, for the same periods in 1994. This improvement as a percentage of sales is related primarily to increased same store sales and an overall reduction, as a percentage of sales, in occupancy and selling costs as the more productive SuperSports USA megastores continue to increase their proportionate contribution to overall Company results.

Interest expense for the quarter and six months ended July 29, 1995 was $637,000 and $1,102,000, respectively, compared to $446,000 and $789,000, respectively, for the same periods last year. The increased interest expense is primarily related to increased average borrowings under the Company's credit facility and to increases in interest rates since the first half of 1994.

The variations in miscellaneous income (expense) are set out in the table below:

                                           2ND QUARTER      SIX MONTHS
                                        ---------------  ---------------
                                          1995    1994    1995     1994
                                        -------  ------  ------  -------
                                             (Amounts in thousands)
   Gain on sales of real estate
     and leasehold interest             $1,550   $1,830   $1,550   $1,830
   License fees                            222      376      639      765
   Provision for stores closed in
     the normal course of operations
     and write off of other assets         (67)    (199)    (343)    (155)
   Other - net                              78       (8)      94       94
                                        ------   ------   ------   ------
                                        $1,783   $1,999   $1,940   $2,534
                                        =======  ======   ======   ======


Income taxes in the first half of 1995 and 1994 are related primarily to state income taxes. There was no income tax benefit in the first six months of 1995 or 1994 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109. The Company has filed Federal income tax refund claims of $4,142,000 resulting from the application of net operating loss carrybacks, of which $3,332,000 plus interest of $456,000 was received in August, 1995. Approximately $1,652,000 of the total claims relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. Refunds are subject to audit by the Internal Revenue Service for a two year period. These amounts will result in tax benefits recordable in the Company's income statement at the earliest of the expiration of the audit period, the completion of an Internal Revenue Service audit upholding the refund claims or such date as the Company believes the net operating loss benefit could be realized through the carryforward of the benefit should the carryback be disallowed. Amounts recognized under the latter condition will be limited to an amount exclusive of the interest and carryback rate difference benefit.

In the quarter ended July 29, 1995, the Company had pretax earnings of $1,495,000 compared to $1,083,000 before income taxes in the same quarter last year. For the six months ended July 29, 1995, the Company earned $1,062,000 before income taxes compared to $135,000 in the first six months of 1994. The improved results are primarily due to increased sales volumes and reduced selling and administrative expenses as a percentage of sales as the Company continues to increase the number of SuperSports USA megastores in operation and to close underperforming traditional stores.

                         PART II --  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

(a)  June 16, 1995 annual meeting of stockholders.

(c)  Matters voted upon.

         1. Election of seven directors to serve as the Board of Directors until the next annual meeting of stockholders and until their respective successors are elected.


                               NUMBER OF VOTES
                       -------------------------------
                                  WITHHELD    BROKER
      NOMINEE             FOR     AUTHORITY  NON-VOTES
---------------------  ---------  ---------  ---------
Morrie K. Abramson     4,962,970    335,317          -

William N. Anderson    4,963,588    334,699          -

Marvin Aronowitz       4,963,347    334,940          -

Fred M. Gerson         4,964,500    333,787          -

Alvin N. Lubetkin      4,963,447    334,840          -

Marilyn Oshman         4,964,247    334,040          -

Dolph B. H. Simon      4,964,147    334,140          -



         2. Adoption of the Amendments to the Oshman's Sporting Goods, Inc. 1994 Omnibus Plan.

                               NUMBER OF VOTES
              --------------------------------------------------
                                                         BROKER
                 FOR       AGAINST        ABSTAIN      NON-VOTES
              ---------    -------        -------      ---------
              4,076,607    584,094        30,740        606,846

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           OSHMAN'S SPORTING GOODS, INC.


                                                 /s/ A. LYNN BOERNER
DATE:  SEPTEMBER 11, 1995                  BY: ________________________
                                               VICE-PRESIDENT AND
                                               CHIEF ACCOUNTING OFFICER

Item 6. Exhibits


                                 EXHIBIT INDEX


     10.13 First Amendment to Oshman's Sporting Goods Inc. 1994 Omnibus Plan dated June 16, 1995.

     11.1     Statement re:  Computation of Per Share
              Earnings.

     27       Financial Data Schedule.