Form 10-Q/A
period 1995-07-29
OSHMANS SPORTING GOODS INC
filed 1995-09-12
CIK 75043

                                  FORM 10-Q/A

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

YES  X    NO
   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               COMMON STOCK, $1.00 PAR VALUE      5,808,049
               -----------------------------      ---------

THIS FORM TYPE 10-Q/A IS BEING FILED TO CORRECT A TECHNICAL ERROR (A MISSING
TAG) IN THE FINANCIAL DATA SCHEDULE, EXHIBIT 27, IN OSHMAN'S SPORTING GOODS, INC.'S ORIGINAL 10-Q WHICH FILED SEPTEMBER 11, 1995.

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           OSHMAN'S SPORTING GOODS, INC.


                                                 /s/ A. LYNN BOERNER
DATE:  SEPTEMBER 12, 1995                  BY: ________________________
                                               VICE-PRESIDENT AND
                                               CHIEF ACCOUNTING OFFICER

Item 6. Exhibits


                                 EXHIBIT INDEX


     27       Financial Data Schedule.