Form 10-Q
period 1995-10-28
OSHMANS SPORTING GOODS INC
filed 1995-12-12
CIK 75043

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
                               --------    --------

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

YES  X    NO
   -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                       COMMON STOCK, $1.00 PAR VALUE      5,818,049
                       -----------------------------      ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 28, 1995 AND JANUARY 28, 1995
                                (IN THOUSANDS)


                                                      OCTOBER 28,    JANUARY 28,
                        ASSETS                           1995           1995
                       --------                       -----------    -----------
                                                      (UNAUDITED)
Current Assets
  Cash and equivalents..............................   $    408       $    254
  Accounts receivable, less allowance of $395.......      2,742          3,437
  Merchandise inventories...........................    129,699         98,294
  Prepaid expenses and other........................      7,281          4,976
                                                       --------       --------
    Total current assets............................    140,130        106,961

Property, plant and equipment-at cost...............     90,892         80,374
  Less accumulated depreciation and amortization....     52,757         52,964
                                                       --------       --------
    Net property, plant and equipment...............     38,135         27,410
Other assets........................................        581            706
                                                       --------       --------
                                                       $178,846       $135,077
                                                       ========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities
  Current maturities of long-term obligations........   $   403       $    186
  Trade accounts payable............................     55,138         45,686
  Accrued liabilities...............................     16,802         13,458
  Income taxes......................................      4,641            128
  Restructuring reserve.............................      3,210          7,128
                                                       --------       --------
    Total current liabilities........................    80,194         66,586

Deferred federal income taxes.......................        290            302
Deferred rental allowances..........................      1,725          1,738
Long-term obligations...............................     37,704          5,665

Stockholders' equity
  Common stock......................................      5,821          5,811
  Additional capital................................      3,770          3,434
  Retained earnings.................................     49,363         51,562
  Less treasury stock, at cost......................        (21)           (21)
                                                       --------       --------
    Stockholders' equity............................     58,933         60,786
                                                       --------       --------
                                                       $178,846       $135,077
                                                       --------       --------

                See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS
                  ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      --------------------------       --------------------------
                                                         1995           1994              1995           1994
                                                      -----------    -----------       -----------    -----------
Net sales                                              $ 71,739       $ 66,472          $225,627       $212,692
Costs and Expenses:
  Cost of goods sold................................     46,356         43,387           145,875        138,120
  Selling and administrative expenses...............     28,276         26,409            82,421         79,506
  Interest expense..................................        675            391             1,777          1,180
  Miscellaneous (income)/expense....................       (462)           (77)           (2,402)        (2,611)
                                                       --------       --------          --------       --------
                                                         74,845         70,110           227,671        216,195
                                                       --------       --------          --------       --------

Loss before income taxes............................     (3,106)        (3,638)           (2,044)        (3,503)
Income tax..........................................         35             52               155             87
                                                       --------       --------          --------       --------
    Net loss........................................   $ (3,141)      $ (3,690)         $ (2,199)      $ (3,590)
                                                       ========       ========          ========       ========
Earnings (loss) per common and common equivalent
 share..............................................   $  (0.54)      $  (0.64)         $  (0.38)      $  (0.62)
                                                       ========       ========          ========       ========
Weighted average number of common and common
 equivalent shares..................................      5,815          5,810             5,814          5,806
                                                       ========       ========          ========       ========
Dividends per share.................................   $   0.00       $   0.00          $   0.00       $   0.00
                                                       ========       ========          ========       ========

                See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS
                  ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                         1995           1994
                                                      -----------    -----------
Cash flows of operating activities:
  Net income........................................   $ (2,199)      $ (3,590)
  Adjustments to reconcile net cash used by
   operating activities:
     Depreciation and amortization..................      4,111          4,247
     Provision for losses on accounts receivable....         --             44
     Charge to reserve for corporate restructuring,
      net of depreciation and amortization..........     (3,551)        (3,747)
     Stock option and bonus plan expense, net of
      stock retained for income taxes...............        336             68
     Loss (gain) on disposition of fixed assets.....        164            (84)
     Gain on disposition of real estate and
      leaseholds....................................         --         (1,654)
     Decrease in deferred income taxes..............        (12)           (16)
     Amortization of deferred rental allowances.....       (106)            --
     Changes in assets and liabilities:
       Decrease in accounts receivable..............        695            124
       Increase in merchandise inventories..........    (31,405)       (17,473)
       (Increase) decrease in prepaid expenses
        and other...................................     (2,326)           132
       Increase in trade accounts payable...........      9,452          4,674
       Increase in accrued liabilities..............      3,337          2,353
       Increase (decrease) in income taxes..........      4,513            (47)
                                                       --------       --------
         Net cash used by operating activities.......   (16,991)       (14,969)
                                                       --------       --------
Cash flows of investing activities:
  Proceeds from sale of fixed assets................         22             18
  Purchase of property, plant and equipment.........    (15,287)        (4,270)
  Proceeds from disposition of real estate
   and leaseholds...................................         10          1,921
  Proceeds from note receivable.....................         34             34
  Proceeds from rental allowances...................        100             --
                                                       --------       --------
    Net cash used by investing activities...........    (15,121)        (2,297)
                                                       --------       --------
Cash flows of financing activities:
  Proceeds of long-term obligations, net............     32,256         17,678
  Proceeds from stock issuance......................         10             27
  Acquisition of treasury stock.....................         --            (21)
                                                       --------       --------
    Net cash provided by financing activities.......     32,266         17,684
                                                       --------       --------
Net increase in cash and equivalents................        154            418
Cash and equivalents at beginning of period.........        254             44
                                                       --------       --------
Cash and equivalents at end of period...............   $    408       $    462
                                                       ========       ========
Supplemental disclosures of cash flow information:
  Cash paid
    Income taxes....................................   $    434       $    126
    Interest........................................   $  1,488       $  1,072


                See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 28, 1995 AND OCTOBER 29, 1994
                                  (UNAUDITED)



NOTE A

THE FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE 1994 ANNUAL REPORT. THE FINANCIAL INFORMATION CONTAINED HEREIN IS UNAUDITED, BUT IN THE OPINION OF THE MANAGEMENT OF THE COMPANY, INCLUDES ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS INDICATED. THE RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE B

THE COMPANY RECEIVED FEDERAL INCOME TAX REFUNDS OF $4,142,000 PLUS INTEREST OF $662,000 DURING THE THIRD QUARTER OF 1995 AS A RESULT OF APPLYING NET OPERATING LOSS CARRYBACKS TO EARLIER TAX YEARS. THESE AMOUNTS ARE CURRENTLY REFLECTED ON THE COMPANY'S BALANCE SHEET AND WILL RESULT IN TAX BENEFITS RECORDABLE IN THE COMPANY'S STATEMENT OF OPERATIONS AT THE EARLIEST OF THE EXPIRATION OF THE STATUTE OF LIMITATIONS (TWO YEARS) FOR REVIEW OF THE REFUNDS; THE RECEIPT OF NOTIFICATION OF COMPLETION OF THE REVIEW PROCESS; OR SUCH DATE AS THE COMPANY BELIEVES THE NET OPERATING LOSS BENEFIT COULD BE REALIZED THROUGH THE CARRYFORWARD OF THE BENEFIT SHOULD THE CARRYBACK BE DISALLOWED, IN WHICH CASE AMOUNTS RECOGNIZED WILL BE LIMITED TO AMOUNTS EXCLUSIVE OF ANY INTEREST AND CARRYBACK RATE DIFFERENCES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

Cash and equivalents at October 28, 1995 were $408,000 compared to $254,000 at January 28, 1995. In the first nine months of 1995, cash totaling $16,991,000 was used in operating activities. The primary use of cash during this period was related to a $31,405,000 increase in merchandise inventories, charges of $3,551,000 to the Company's restructuring reserve, discussed below, and a $2,326,000 increase in prepaid expenses. These amounts were partially offset by increases in trade accounts payable of $9,452,000, a $4,513,000 increase in income taxes payable, including the receipt of an income tax refund, discussed below, and a $3,337,000 increase in accrued liabilities.

The increase in merchandise inventories and corresponding increase in trade accounts payable are related to inventories in the five new SuperSports USA megastores opened this year plus the initial inventory buildup in the seven new megastores opened on November 4, 1995 at locations acquired from Sportstown, Inc., in addition to normal seasonal increases in preparation for the Christmas selling season.

The increase in prepaid expenses is related to preopening costs related to the five new SuperSports USA megastores opened during the first nine months of fiscal 1995 and the seven megastores opened in November. The increase in accrued liabilities is primarily related to normal increases in items such as sales and property taxes, payrolls and also to amounts received from real estate developers in connection with new stores.

Cash totaling $15,121,000 was used by investing activities, primarily for the purchase of property, plant and equipment, including the opening of five SuperSports USA megastores during the first nine months of fiscal 1995 and the purchase of seven store locations from SportsTown, Inc. on October 6, 1995 at a cost of approximately $5,500,000.

Financing activities provided cash of $32,266,000 as the Company utilized its credit facility to meet its working capital needs during the first nine months of 1995. Average borrowings under the Company's credit facility during the first nine months of 1995 were $24,354,000, and the highest amount of borrowings and outstanding letters of credit was $39,733,000 at October 23, 1995. During the first nine months of 1994, average borrowings were $14,508,000, and the highest amount of borrowings and outstanding letters of credit was $25,325,000 at May 16, 1994.

In the third quarter of fiscal 1995, the Company received Federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately

$1,652,000 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. Recognition of this refund as a tax benefit in the Company's statement of operations will be deferred until a later date, as more fully discussed in Note B to the financial statements.

Effective October 27, 1995, the Company amended its financing agreement with The CIT Group/Business Credit, Inc. This amendment increased the Company's line of credit by $5,000,000 to a total of $55,000,000 with an additional seasonal increase of $15,000,000 during the period between September 15 and December 15 each year. Other terms of the financing agreement such as the formula for calculating the Company's borrowing base remain unchanged.

In the fourth quarter of fiscal 1993, the Company implemented a restructuring plan to accelerate the closing of 34 underperforming traditional stores during 1994 and 1995. As of October 28, 1995, the Company had closed 28 of the 34 stores and obtained rent concessions on an additional two stores which were converted back to regular operation and removed from the restructure group.
Four stores remain in operation, lease terminations have been obtained for 24 of the closed locations, one location has been subleased and three have been closed without lease terminations. At October 28, 1995, the Company's restructure reserve had a remaining balance of $3,210,000. The Company believes this balance to be adequate to cover future operating losses and costs associated with the restructure locations.

There were 16 restructure stores in operation at the beginning of the fiscal 1995 compared to 32 at the beginning of fiscal 1994. The Company closed 12 restructure stores during the first nine months of fiscal 1995 and 11 during the same period in fiscal 1994. Sales from the restructure stores in operation were $474,000 and $7,804,000, respectively, in the quarter and nine months ended October 28, 1995 compared to $3,524,000 and $16,489,000, respectively, in the same periods of 1994. During the nine months ended October 28, 1995 and October 29, 1994, respectively, the Company charged its restructuring reserve $3,918,000 and $6,816,000 for the operating losses, liquidation markdowns, lease termination costs and write-off of fixed assets which have been incurred for the stores included in the restructure group. In the first nine months of 1995, the restructure stores as a group used cash of approximately $3,551,000 to cover losses before depreciation and amortization. Approximately $608,000 of this amount was for lease terminations related to stores closed as of October 28, 1995.

Results of Operations

Net sales for the quarter ended October 28, 1995 increased $5,267,000 or 7.9%, while sales for the nine months then ended increased $12,935,000 or 6.1%, compared to the same periods in fiscal 1994. The increase in sales is primarily attributable to sales contributions from the nine new SuperSports USA megastores opened in fiscal 1994 and fiscal 1995, and also to same store sales increases in existing megastores of 17.4% and 18.2% respectively in the quarter and nine months ended October 28, 1995. Sales from all megastores during the first nine months of fiscal 1995 increased 49.5% over the same period last year and represented 43.4% of total retail sales compared to 28.5% in the first nine months of fiscal 1994. These megastore sales increases were offset by reduced sales from the Company's traditional stores as the Company continues to close marginally performing traditional stores while transforming itself to primarily a megastore operator. Since the beginning of fiscal 1994, the Company has closed 43 traditional stores, 26 of which were a part of its restructure group. Sales reductions attributable to all closed stores were $5,918,000 and $16,196,000, respectively, in the third quarter and first nine months of fiscal 1995. Excluding sales from the stores in the restructure group, sales increased 13.9% and 10.8%, respectively, for the quarter and nine months ended October 28, 1995.

Comparable same store sales, excluding the stores in the restructure group, increased 5.6% in the third quarter and 5.0% in the first nine months of 1995 compared to the same periods last year. At October 28, 1995, the Company was operating 126 stores, including 17 megastores, compared to 145 stores, including 11 megastores, at the same time a year ago. In early November 1995, the Company opened seven new megastores at locations acquired from SportsTown, Inc., bringing the total number of megastores in operation to 24.

Management of the Company believes that the superior sales performance of the SuperSports USA megastores is attributable to two major factors: (1) as the SuperSports USA megastores have become a more significant portion of the Company's business, they are receiving significantly more merchandising attention which has resulted in improved assortments and in-stock positions, putting these stores in a better position to achieve their true sales potential; and (2) these stores offer the customer a unique shopping experience with their play before you pay areas, upscaled decor and merchandise assortments.

Cost of goods sold was 64.6% and 64.7%, respectively, in the quarter and nine months ended October 28, 1995 compared to 65.3% and 64.9%, respectively, for the same periods in fiscal 1994. The slightly improved rate in 1995 as a percentage of sales is due primarily to reduced freight costs in the third quarter of fiscal 1995.

Selling and administrative expenses as a percentage of sales were 39.4% and 36.5%, respectively, for the quarter and nine months ended October 28, 1995, compared to 39.7% and 37.4%, respectively, in the same periods last year. This improvement as a percentage of sales is related primarily to increased same store sales and an overall reduction, as a percentage of sales, in occupancy costs as the more productive SuperSports USA megastores continue to increase their proportionate contribution to overall Company results.

Interest expense for the quarter and nine months ended October 29, 1995 was $675,000 and $1,777,000, respectively, compared to $391,000 and $1,180,000, respectively, for the same periods last year. The increased interest expense is related to increased average borrowings under the Company's credit facility and to increases in the prime interest rate.

The variations in miscellaneous income (expense) are set out in the table below:

                                         3RD QUARTER    NINE MONTHS
                                        -------------  -------------
                                        1995    1994    1995   1994
                                        -----  ------  ------  -----
                                           (Amounts in thousands)
   Gain on sales of real estate
     and leasehold interest             $   -  $   -   $1,550 $1,830
   License fees                           371    378    1,010  1,143
   Provision for stores closed in
     the normal course of operations
     and write off of other assets         68   (307)    (275)  (462)
   Other - net                             23      6      117    100
                                        -----  -----   ------ ------
                                        $ 462  $  77   $2,402 $2,611
                                        =====  =====   ====== ======


Income taxes in the first nine months of 1995 and 1994 are related primarily to state income taxes. There was no income tax benefit in the first nine months of 1995 or 1994 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109.

In the quarter ended October 28, 1995, the Company had a pretax loss of $3,106,000 compared to a loss of $3,638,000 before income taxes in the same quarter last year. For the nine months ended October 28, 1995, the Company had a loss of $2,044,000 before income taxes compared to a pretax loss of $3,503,000 in the first nine months of 1994. The improved results are primarily due to increased sales volumes and reduced cost of goods sold and selling and administrative expenses, as a percentage of sales, as the Company continues to increase the number of SuperSports USA megastores in operation and to selectively close traditional stores which do not meet the Company's current criteria for profitability.

                         PART II --  OTHER INFORMATION

          ITEM 6. EXHIBITS


                                 EXHIBIT INDEX


         4.1 THIRTEENTH AMENDMENT DATED OCTOBER 27, 1995 TO THE FINANCING AGREEMENT DATED AUGUST 31, 1992 BETWEEN THE COMPANY AND THE CIT GROUP/BUSINESS CREDIT, INC.


        10.10(b) SECOND AMENDMENT TO OSHMAN EMPLOYEES' PROFIT-SHARING PLAN DATED
                 OCTOBER 25, 1994.


        10.10(c) THIRD AMENDMENT TO OSHMAN EMPLOYEES' PROFIT-SHARING PLAN DATED
                 SEPTEMBER 22, 1995.


        10.16 1995 INCENTIVE COMPENSATION PLAN FOR SENIOR MANAGEMENT DATED SEPTEMBER 22, 1995.


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


                                       OSHMAN'S SPORTING GOODS, INC.


DATE:  December 12, 1995             BY:  /s/ A. LYNN BOERNER
                                        _____________________________
                                       A. LYNN BOERNER
                                       VICE-PRESIDENT AND
                                       CHIEF ACCOUNTING OFFICER