Form 10-K405
period 1996-02-03
OSHMANS SPORTING GOODS INC
filed 1996-04-12
CIK 75043

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 3, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________________ to ____________________

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

                        Yes   X         No _____
                            -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1996 (based upon the closing sales price as of such date) was $26,616,480.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 3, 1996:

                   Common Stock, $1.00 par value   5,819,149

Documents incorporated by reference: Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 21, 1996 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into Part III.

================================================================================

                                     PART I
ITEM 1.   BUSINESS.

DEVELOPMENT OF BUSINESS

    Oshman's Sporting Goods, Inc. ("Oshman's" or the "Company"), which operates a chain of retail sporting goods specialty stores, primarily in the Sun Belt, was incorporated in Delaware in 1946 as the successor to a proprietorship founded by J. S. Oshman in 1931. Unless the context otherwise requires, the terms "Oshman's" and the "Company" as used herein include the Company and its subsidiaries, whether operating under the name "Oshman's," "SuperSports USA" or "Honsport."

    Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company is transforming its business by focusing its efforts on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet while rationalizing its pre-existing base of traditional stores, which average approximately 11,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

    SuperSports USA megastores are organized as a collection of distinctive sporting goods specialty shops. The merchandising format and layout of each megastore is designed to lead customers along a path through the store, in and out of specialty shops that concentrate on specific sporting goods categories such as in-line skating and skateboarding; skiing and snowboarding; cycling; golf; tennis and other racquet sports; fitness and exercise equipment; hunting, fishing, hiking and camping; and team sports such as baseball, softball, football, basketball, hockey, soccer and volleyball. Each specialty area merchandises sporting equipment as well as the appropriate apparel in a department-store style. Based on the unique shopping experience it provides at its SuperSports USA megastores, the Company intends to establish its megastores as shopping destinations.

    As of February 3, 1996, the Company operated 24 SuperSports USA megastores and 109 traditional stores located primarily in medium to large metropolitan areas across the United States. The Company has a significant presence in Texas and California, as well as stores in Arizona, Arkansas, Florida, Georgia, Hawaii, Louisiana, Minnesota, Missouri, Nevada, New Jersey, New Mexico, Oklahoma, South Carolina, Tennessee and Washington. The Company currently anticipates opening at least seven additional SuperSports USA megastores during fiscal 1996. In addition, the Company currently anticipates opening at least 12 new megastores in each of fiscal 1997 and 1998. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 109, including one store that remains in the restructure group. The Company does not intend to open any additional traditional stores in the future and will continue to reexamine and evaluate the performance of each of its stores.

    The following table summarizes the contributions of the Company's stores since 1991. The table does not include stores in the Company's restructure group for fiscal 1994 or fiscal 1995. Traditional store data include results from the Company's three clearance stores and occasional off-premises sales:

                                                                             FISCAL YEAR
                                                   ---------------------------------------------------------------
                                                       1995         1994        1993          1992         1991
                                                   -----------  -----------  -----------  -----------  -----------
                                                                       (dollars in thousands)
STORES OPEN AT END OF PERIOD:
         Megastores..............................          24           12            8            5            2
         Traditional stores......................         105          113          153          165          181
                                                     --------     --------     --------     --------     --------
           Total stores..........................         129          125          161          170          183
NET RETAIL SALES:
         Megastores..............................    $164,523     $ 95,711     $ 64,616     $ 41,018     $ 21,083
         Traditional stores......................     162,323      185,993      235,100      264,872      270,401
                                                     --------     --------     --------     --------     --------
           Total net retail sales................    $326,846     $281,704     $299,716     $305,890     $291,484
                                                     ========     ========     ========     ========     ========
WEIGHTED AVERAGE NET SALES PER STORE(1):
  Megastores.....................................    $ 10,244     $  9,970     $  9,850     $ 11,958     $ 10,542
  Traditional stores.............................       1,499        1,600        1,460        1,529        1,466
PERCENTAGE OF NET RETAIL SALES:
  Megastores.....................................        50.3%        34.0%        21.6%        13.4%         7.2%
  Traditional stores.............................        49.7%        66.0%        78.4%        86.6%        92.8%
DIRECT STORE CONTRIBUTIONS(2):
  Megastores.....................................    $ 17,492     $  9,655     $  5,577     $  4,189     $  1,576
  Traditional stores.............................      10,566       14,931       10,062       19,749       19,567
                                                     --------     --------     --------     --------     --------
   Total.........................................    $ 28,058     $ 24,586     $ 15,639     $ 23,938     $ 21,143
                                                     ========     ========     ========     ========     ========
WEIGHTED AVERAGE DIRECT STORE CONTRIBUTION
 PER STORE(3):
  Megastores.....................................    $  1,089     $  1,006     $    850     $  1,221     $    788
  Traditional stores.............................          98          128           62          114          106
PERCENTAGE OF TOTAL DIRECT STORE CONTRIBUTIONS:
  Megastores.....................................        62.3%        39.3%        35.7%        17.5%         7.5%
  Traditional stores.............................        37.7%        60.7%        64.3%        82.5%        92.5%
CONTRIBUTION MARGIN(4):..........................
  Megastores.....................................        10.6%        10.1%         8.6%        10.2%         7.5%
  Traditional stores.............................         6.5%         8.0%         4.3%         7.5%         7.2%
      Total......................................         8.6%         8.7%         5.2%         7.8%         7.3%

(1) Net retail sales for the period divided by the weighted average number of stores operated during the period.
(2) Direct store contributions are presented for comparative purposes and do not include any charges for warehousing, buying or administrative expenses. Direct store contributions include all direct revenues and expenses incurred within the respective stores and allocated charges for advertising, insurance, accrual of shrinkage and merchandise markdowns and certain other expenses.
(3) Direct store contributions divided by the weighted average number of stores operated during the period.
(4) Direct store contributions divided by net retail sales.

    Fiscal 1995 included 53 weeks compared to 52 weeks in fiscal 1994. On a comparable 52 week basis, Oshman's experienced a 12.3% same store sales increase for SuperSports USA megastores and a (5.1%) same store sales decrease for
traditional stores during the fiscal year ended February 3, 1996.   The same
store sales increase for megastores included a megastore converted from a traditional store in October 1994; if such store were excluded, the increase would be 5.0%.

    Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear focusing on middle to high-end products. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. While certain of the

Company's primary megastore competitors employ "every-day-low-price" strategies, the Company is a promotional retailer. As such, the Company seeks to drive traffic into its stores through advertised price reductions on selected merchandise, while maintaining full markups on other merchandise. Sales of sporting apparel accounted for approximately 28-31% and footwear accounted for approximately 17-22% of net retail sales during the last three fiscal years.
The remaining approximately 50-52% of net retail sales during these years was attributable to sporting good equipment.

COMPETITION

    The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains, specialty footwear stores, warehouse-format stores, specialty stores, discount and department stores and other stores with a megastore format. While its stores face competition in individual markets from a variety of retailers, the Company believes that its greatest competition is likely to come from other megastore operators and from warehouse-format operations. There can be no assurance that the Company will be able to maintain or increase its current level of pricing, sales or profitability in light of such competition, particularly as the Company expands into markets served by existing competitors or as new competitors enter into the Company's markets. Furthermore, there is substantial competition from large-format retailers for prime commercial locations and favorable lease terms that could adversely affect both the Company's ability to expand and its profitability.

    The Company's ability to remain competitive is largely dependent upon its ability to provide a selection of merchandise that appeals to its customers' changing desires and that appropriately reflects geographical differences in seasonality, brands and sports preferences. A failure by the Company to accurately identify and respond to emerging trends in sports equipment or athletic footwear, apparel or accessories could have a material adverse affect on the Company's financial performance and results of operations.

    Several sporting goods retailers currently operate stores with a megastore format, including some with significantly greater resources than the Company. In addition, there are other businesses, retailers and otherwise, with substantially greater resources than the Company that may decide to enter the sporting goods megastore retail business. This competition could have a material adverse effect on the Company.

TRANSFORMATION PLAN

    As reflected in the following table, the Company has reduced its total number of stores since the beginning of fiscal 1990, and in December 1993 announced a restructuring plan that included closing of 34 underperforming traditional stores and redeploying its assets to its megastore transformation strategy. The Company is and will be taking steps to improve operating results at five of the stores in the restructure group and has removed such stores from the restructure group. As of February 3, 1996, Oshman's was operating 133 stores, 109 of which were traditional stores and 24 of which were SuperSports USA megastores. Changes in the number of stores and square footage during the last six fiscal years are summarized below:

                                   NUMBER OF STORES                          SQUARE FOOTAGE (AT END OF PERIOD)
               --------------------------------------------------------  ---------------------------------------
                             SUPERSPORTS
               TRADITIONAL       USA         TRADITIONAL     OPERATED                  SUPERSPORTS
                 STORES       MEGASTORES        STORES          AT       TRADITIONAL      USA(R)
FISCAL YEAR      OPENED         OPENED          CLOSED       YEAR END      STORES       MEGASTORES        TOTAL
- -------------  -----------  --------------  --------------  -----------  -----------  --------------  -----------
1990.........            5            2              11          189       2,090,000      158,000       2,248,000
1991.........            2            0               8          183       2,036,000      158,000       2,194,000
1992.........            2            3              18          170       1,879,000      337,000       2,216,000
1993.........            1            3(a)           13(a)       161(a)    1,744,000      504,000       2,248,000
1994.........            0            4(a)           24(a)       141(a)    1,454,000      785,000       2,239,000
1995.........            0           12(b)           20          133(b)    1,196,000    1,439,000       2,635,000
                        --           --              --
   Total.....           10           24              94
                        ==           ==              ==

(a) Includes a traditional store which was expanded and converted to a megastore.
(b) Includes megastores opened at seven locations purchased from SportsTown, Inc.

    The Company intends to continue to open additional SuperSports USA megastores in both its existing and new markets and currently anticipates opening at least seven additional megastores during fiscal 1996. In addition, the Company currently anticipates opening at least 12 new megastores in each of fiscal 1997 and 1998. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 109, including one store that remains in the restructure group at the end of fiscal 1995. The Company does not intend to open any additional traditional stores in the future and will continue to reexamine and evaluate the performance of each of its stores.

SITE SELECTION

    The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Seven of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

    Although the Company realizes certain economies of scale in warehousing, distribution and advertising through the "clustering" of several stores in one market (most notably in the Dallas/Fort Worth, Houston and Los Angeles areas), it has also taken advantage of opportunities to successfully open and profitably maintain single SuperSports USA megastores in certain markets (e.g., Greenville, South Carolina and Mall of America in Minneapolis, Minnesota) and intends to continue to pursue this flexible strategy.

    From time to time, the Company is presented with opportunities to purchase stores or locations from other sporting goods retailers. In October 1995, the Company purchased seven locations from SportsTown, Inc. and opened SuperSports USA megastores at these locations in November 1995 following renovation and partial reconfiguration efforts. The Company intends to continue its reconfiguration of these stores during fiscal 1996.

PURCHASING AND SUPPLIERS

    The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 14.2%, 10.4% and 9.0% of the Company's total purchases in fiscal 1995, 1994 and 1993, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

DISTRIBUTION AND WAREHOUSING

    The Company utilizes a centralized distribution system in which it operates three distribution centers. Two are located in Houston, Texas, and the other is located in Santa Ana, California. Approximately 89% of the Company's inventory is shipped through these distribution centers. However, for certain items which the Company believes require more rapid delivery to stores because of higher product turnover or other conditions, the Company uses direct delivery from vendors. Substantially all of the merchandise distributed to Texas, Louisiana, New Mexico, Oklahoma and locations east of the Mississippi flows through the Company's distribution centers located in Houston, Texas. The Company's distribution center in Santa Ana, California is responsible for distributing substantially all of the merchandise to the Company's stores in California, Arizona, Hawaii, Nevada and Washington.

MERCHANDISE PLANNING AND INFORMATION SYSTEMS

    The Company installed the first phase of a new merchandise planning system in late fiscal 1994 to facilitate merchandise budgeting and forecasting. The second phase of the installation was completed in fiscal 1995 allowing desk top access to performance statistics by store location. Point of sale terminals in all of the Company's SuperSports USA megastores and virtually all of its traditional stores were upgraded during fiscal 1995, resulting in quicker credit verification, greater SKU capacity and faster communications with the Company's corporate offices.

    A distribution team separate from the buying staff is charged with managing overall store and department inventory levels, inventory turnover by store and allocations of new merchandise receipts. Buyers develop seasonal assortment plans for each store location, based upon expected sales volume and regional customer preferences. Automatic replenishment systems are in place to maintain stocks of basic inventory items, generating shipments from the warehouses on a regular basis.

    The Company is currently in the process of implementing an Electronic Data Interchange (EDI) system in its stores and warehouses. At present, the system is to be used solely for the transmission of purchase orders to selected vendors, but in the future the Company anticipates utilizing EDI to connect directly with certain vendors for vendor-managed quick response inventory control. The Company believes that this system of electronically ordering and replenishing inventory is a developing trend in its industry and will be required by major suppliers in order to obtain the most favorable pricing and delivery schedule.

SEASONAL FACTORS

    Oshman's business is highly seasonal, with sales generally higher in the fourth quarter, peaking in December due to holiday shopping and the purchase of ski equipment. During fiscal 1995, 1994 and 1993, 34.2%, 31.7% and 31.1%, respectively, of the Company's sales were generated during the fourth quarter. In addition, the Company's operating income for the fourth quarter substantially exceeded the operating income for any other quarter during these fiscal years and is expected to continue to do so in the future. Any substantial decrease in sales during the fourth quarter could have a material adverse effect on the Company's results of operations. Weather conditions add to the seasonal nature of the business, particularly with respect to ski equipment and cold weather apparel. The Company's results of operations may also fluctuate on a quarterly basis as a result of seasonal variances and time and costs associated with selecting, constructing, staffing, stocking and opening new stores, as well as the timing of promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

    As of February 3, 1996, Oshman's owned approximately 33 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

    Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates four stores in Japan under the Oshman's name. The Company also sells merchandise to this entity. The Company also sells sporting goods and equipment to certain institutional customers, including scholastic, industrial and amateur sports teams. In fiscal 1995, institutional sales accounted for 2.1% of net sales. In February 1996 the Company announced plans to discontinue this institutional sales division by June 1996. Neither area is material to its business.

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

    As of February 3, 1996, Oshman's employed approximately 3,700 people including part-time employees.

ITEM 2.   PROPERTIES.

    Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. See "Certain Transactions." A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex and the Company also rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. In addition, the Company owns an 83,000 square foot warehouse on six acres of land in Houston, Texas. Oshman's owns other properties in Houston and San Antonio, Texas and in Los Angeles and Millbrae, California. Each of the properties owned by the Company are subject to mortgage liens of certain of the Company's lenders, including The CIT Group/Business Credit, Inc. ("CIT").

    Substantially all of Oshman's retail stores occupy leased space in modern structures. As of February 3, 1996, these retail stores occupied an aggregate of approximately 2,536,000 square feet of floor space under leases expiring at various dates from 1996 to 2017 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,000 square feet, while the average megastore occupies approximately 60,000 square feet. The two traditional stores and one megastore in locations owned by Oshman's aggregate approximately 99,000 square feet of floor space.

    Aggregate rentals paid by the Company under all its leases amounted to approximately $17.0 million during the 1995 fiscal year. Most store leases provide for rentals which are the greater of a fixed minimum or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

ITEM 3.   LEGAL PROCEEDINGS.

    The Company is subject to certain pending legal proceedings, most of which are ordinary and routine litigation incidental to its business. None of such legal proceedings, in the opinion of the Company, is material to its business or financial condition. The Company maintains liability insurance coverage that it believes to be customary in the sporting goods retailing industry.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

                 NAME                   AGE                POSITIONS AND OFFICES HELD
- --------------------------------------  ---  -------------------------------------------------------
Alvin N. Lubetkin(1)                     62  Vice Chairman of the Board, Chief Executive Officer
                                             and Director
Marilyn Oshman(1)                        56  Chairman of the Board and Director
William N. Anderson(1)                   49  President, Chief Operating Officer and Director
Lindsay J. Rice                          41  Executive Vice President
Richard L. Bockart                       61  Vice President, Treasurer and Secretary
A. Lynn Boerner                          55  Vice President and Chief Accounting Officer
Richard G. Dennis                        43  Vice President, Assistant Secretary and General Counsel
Steven U. Rath                           40  Vice President
- ----------

(1)  Member of the Executive Committee

 Mr. Lubetkin has been an officer of the Company since 1966 and a Director since 1962. Mr. Lubetkin, in addition to having overall responsibility for the Company's operations, is primarily responsible for finance, real estate, store operations and corporate development for the Company. He was originally hired by the Company in 1961.

 Ms. Oshman was elected Chairman of the Board in April 1993 and has been a Director of the Company since 1979. She has been employed by the Company since 1990.

 Mr. Anderson was elected President, Chief Operating Officer and Director in June 1994. Mr. Anderson shares certain executive responsibilities with Mr. Lubetkin and is primarily responsible for merchandising, advertising, human resources and management information systems at the Company. Prior to June 1994, Mr. Anderson served as Senior Vice President and General Manager of Ames Department Stores, Inc., from 1992 to 1994, Chief Executive Officer of Reality Technologies, Ltd., a computer software developer in the financial planning/services sector, from 1991 until 1992, and President and Chief Operating Officer of Domain, Inc., a specialty home furnishings retailer from 1985 to 1991.

 Mr. Rice was elected Executive Vice President in March 1991, and he oversees all advertising and promotional activities of the Company. From 1991 to 1996 he was responsible for merchandising. Prior to that time, he served as California Division Vice President from 1988 until 1991 and Divisional Merchandise Manager from 1986 through 1988.

 Mr. Bockart was elected Treasurer of the Company in June 1990. He has been a Vice President and Secretary of the Company since 1969. He is responsible for treasury operations and various administrative functions at the Company.

 Mr. Boerner has been an officer of the Company since 1984 and was elected Vice President in 1988. He is the Company's principal accounting officer. He was hired by the Company in 1971.

 Mr. Dennis was elected Vice President in June 1994. Mr. Dennis has also served as General Counsel of the Company since 1993. Prior to that, he was employed as Managing Attorney, Banc One New Hampshire Asset Management Company from 1992 to 1993 and Associate Attorney, Weil, Gotshal & Manges from 1986 until 1992.

 Mr. Rath was elected as a Vice President of the Company in 1992. He is primarily responsible for the real estate functions of the Company, both with respect to new store development and the restructuring of the traditional store operations. Prior to becoming a Vice President of the Company, Mr. Rath served as a divisional Vice President for Corporate Development from 1990 to 1992, and Director of Corporate Development from 1988 to 1989.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:


                                          HIGH    LOW
                                         ------  ------

FISCAL YEAR ENDED JANUARY 28, 1995
First Quarter ended April 30,1994        $ 8.00   $5.50
Second Quarter ended July 30, 1994         8.75    6.75
Third Quarter ended October 29, 1994       9.00    7.63
Fourth Quarter ended January 28, 1995      9.25    6.50

FISCAL YEAR ENDED FEBRUARY 3, 1996
First Quarter ended April 29, 1995       $ 7.63   $5.75
Second Quarter ended July 29, 1995         9.38    5.75
Third Quarter ended October 28, 1995      15.13    9.38
Fourth Quarter ended February 3, 1996     13.88    9.75


    As of March 31, 1996, there were approximately 1258 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of March 29, 1996, was $10.00.

    The Board of Directors of the Company suspended the payment of dividends in March 1991 and does not anticipate paying dividends in the foreseeable future. The Company's credit agreement with CIT places certain limitations and restrictions on the Company's ability to pay dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table provides selected consolidated financial information for the Company's last five fiscal years.


      FOR THE YEAR ENDED         FEBRUARY 3,  JANUARY 28,  JANUARY 29,   JANUARY 30,   FEBRUARY 1,
     OR AS OF THE YEAR END          1996         1995          1994          1993         1992
                                 (53 WEEKS)   (52 WEEKS)    (52 WEEKS)    (52 WEEKS)   (52 WEEKS)
                                 -----------  -----------  -----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Sales                  $342,889     $311,419     $307,935      $313,253      $297,829
Net Earnings (Loss)                    1,942          290      (19,494)         (679)       (4,050)*
Net Earnings (Loss) per Share            .32          .05        (3.36)         (.12)         (.70)*
Dividends per Share                       --           --           --            --            --
Total Assets                         162,923      135,077      126,432       138,341       143,384
Long-Term Debt                        36,681        5,665        3,712         1,696         5,510

- ----------------------
* Does not include a net gain of $2,150,000 arising from a non-recurring change in accounting principle reflected in the Company's Statement of Operations for the year ended February 1, 1992.

The two years ended January 30, 1993 were restated from originally issued results to reflect a change in inventory valuation methods from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the third quarter of 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

    The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas, where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to effect the results of the Company's traditional stores. By the beginning of 1993, the Company was operating five megastores and management determined that this format offered the most profit potential for Oshman's. The Company is in the process of transforming its business by focusing on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet, while rationalizing its pre-existing base of traditional stores, which average approximately 11,000 square feet. At the end of fiscal 1995, the Company operated 24 megastores and 109 traditional stores located primarily in medium to large metropolitan areas across the United States. The Company has a significant presence in Texas and California as well as stores in Arizona, Arkansas, Florida, Georgia, Hawaii, Louisiana, Minnesota, Missouri, Nevada, New Jersey, New Mexico, Oklahoma, South Carolina, Tennessee and Washington. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 109. The Company does not intend to open any additional traditional stores in the future and will continue to reexamine and evaluate the performance of each of its stores. The Company believes that it is successfully transforming itself into a megastore operator based upon its SuperSports USA megastores providing 62.3% of direct store contributions in fiscal 1995, an increase from the 39.3% provided in fiscal 1994. The megastores also produced 50.3% of total retail sales, excluding sales from stores in the restructure group, in fiscal 1995, an increase from 34.0% in fiscal 1994. SuperSports USA megastores had comparable store sales growth of 5.0% and 3.8% for fiscal 1995 and fiscal 1994, respectively (excluding sales from megastores converted from traditional stores during the respective prior fiscal years), and made weighted average direct store contributions of $1.1 million and $1.0 million per store for fiscal 1995 and fiscal 1994, respectively.

NON-RECURRING ITEMS

  Restructuring Charge
  --------------------

    In the fourth quarter of fiscal 1993, the Company implemented a restructuring plan to accelerate the closing of 34 underperforming traditional stores during 1994 and 1995 and recorded a $15.0 million pretax restructuring charge. Management believed the Company would be better served by redeploying the assets invested in these stores toward the more profitable SuperSports USA megastore strategy, thereby accelerating the Company's transformation into a megastore sporting goods operator. The significant components of the charge, which the Company expected to negatively affect future cash flows of the Company, were (i) estimated operating losses totaling approximately $3.4 million before depreciation, (ii) approximately $3.7 million for estimated lease termination costs, (iii) approximately $3.1 million for markdowns related to liquidation of merchandise inventories and (iv) approximately $1.1 million for severance pay and various other store closing costs. In addition, the Company expected non-cash flow charges of approximately $3.5 million in connection with disposition of fixed assets.

    At the end of fiscal 1995, 28 of the 34 stores in the restructure group had been closed, an additional store was scheduled to be closed in May 1996 and five stores had been removed from the restructure group. The Company removed two of these stores from the group in fiscal 1994 as a result of their improved results of operations. The other three stores were removed from the group at the end of fiscal 1995 because the Company believes that it can take actions to cause these stores to operate on a basis that is more economically attractive than incurring the costs required to close such stores. As of the end of fiscal 1995, 26 of the 28 leases for closed stores had been terminated and one closed store location had been subleased. The remaining closed store lease was terminated in March 1996.

    At the end of fiscal 1995, the Company reevaluated and reduced the remaining restructure reserve by crediting pretax income for $2.4 million in excess reserve, leaving a balance in this reserve of $480,000 to cover costs of the remaining restructure locations.

    The following is a summary of the application of the restructuring reserve through the end of fiscal 1995:

                                                     NON-CASH
                                                    COSTS AND
                             PROVISION  CASH COSTS    ASSET                 RESERVE   RESERVE
                             RECORDED    INCURRED   WRITE-DOWN  TRANSFER   REDUCTION  BALANCE
                             ---------  ----------  ----------  ---------  ---------  -------
                                                      (IN THOUSANDS)
Lease termination costs....    $ 3,650      $1,327      $   --   $    --      $2,043     $280
Fixed asset write-downs
  and depreciation.........      3,500          --       3,475        --          25       --
Inventory liquidation
  markdowns................      3,033       5,204          --    (2,300)         54       75
Operating losses...........      3,710       1,203          --     2,300         115       92
Other store closing costs..      1,107         910          --        --         164       33
                               -------      ------      ------   -------      ------     ----
    Total..................    $15,000      $8,644      $3,475   $    --      $2,401     $480
                               =======      ======      ======   =======      ======     ====

  Same Store Sales Results for New Stores
  ---------------------------------------

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


RESULTS OF OPERATIONS

    The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                            PERCENTAGE OF NET SALES
                                           --------------------------
                                                  FISCAL YEAR
                                           --------------------------
                                             1995     1994     1993
                                           --------  -------  -------

Net sales................................    100.0    100.0    100.0
Cost of goods sold.......................     65.3     64.9     66.7
                                             -----    -----    -----
    Gross profit.........................     34.7     35.1     33.3
Operating expenses:
    Selling and administrative expenses..     33.6     35.2     36.4
    Pre-opening expenses.................       .6       .3       .3
    Corporate restructuring..............      (.7)      --      4.9
    Store closing provision..............       .7       .2       .2
    Miscellaneous income.................      (.8)    (1.1)     (.5)
                                             -----    -----    -----
      Operating income (loss)............      1.4       .6     (7.9)
Interest expense, net....................       .7       .4       .4
                                             -----    -----    -----
Earnings (loss) before income taxes......       .7       .1     (8.4)
Income tax (benefit).....................       .1       --     (2.0)
                                             -----    -----    -----
Net earnings (loss)......................       .6       .1     (6.3)
                                             =====    =====    =====

  Fiscal 1995 Compared to Fiscal 1994
  -----------------------------------

    Net sales for fiscal 1995, which includes 53 weeks, increased $31.5 million, or 10.1%, compared to fiscal 1994, a 52 week year. The additional week in fiscal 1995 contributed approximately $5.4 million or 1.7% of the increased sales for the year. The increase in sales is primarily attributable to a 63.3% increase in sales from SuperSports USA megastores compared to fiscal 1994 after giving consideration to the pre- and post-conversion sales of a traditional store converted to a megastore in October 1994. The increase in megastore sales was attributable to, among other things, (i) full year sales contributions from four new SuperSports USA megastores opened in fiscal 1994, (ii) partial year sales contributions from five new SuperSports USA megastores opened in fiscal 1995, (iii) sales contributions from the seven megastores opened in the fourth quarter of fiscal 1995 at locations acquired from SportsTown, Inc. and (iv) same store sales increases in existing megastores which, excluding the sales of a megastore converted from a traditional store in October 1994, increased 5.0% on a comparable 52 week basis. Megastore sales represented 50.3% of total retail sales (excluding sales from stores included in the restructure group) during fiscal 1995 compared to 34.0% in fiscal 1994. The sales increases from megastores were partially offset by reduced sales from the Company's traditional stores as the Company continued to close marginally performing traditional stores. Since the end of fiscal 1993, the Company has closed 43 traditional stores, 26 of which were a part of its restructure group. Sales reductions in fiscal 1995 attributable to these store closures were $25.6 million. Excluding sales from stores in the restructure group, net sales increased $44.0 million, or 15.2%, in fiscal 1995 (53 weeks) compared to fiscal 1994 (52 weeks). Despite an overall increase in sales for fiscal 1995, sales in the fourth quarter were negatively impacted by poor snow ski conditions in the western United States and by the relatively weak Christmas shopping season experienced nationwide. Comparable same store sales, excluding sales from stores in the restructure group, increased .8% on a comparable 52 week basis in fiscal 1995 compared to fiscal 1994. At the end of fiscal 1995, the Company was operating 133 stores, including 24 megastores, compared to 141 stores, including 12 megastores, at the end of fiscal 1994.

    Gross profit, as a percentage of net sales, decreased slightly to 34.7% in fiscal 1995 compared to 35.1% in fiscal 1994. This decrease was primarily attributable to poor snow ski related sales and gross profit contribution from such sales in fiscal 1995 compared to fiscal 1994, which had the effect of reducing total gross profit as a percentage of sales by approximately .5%. This decrease was somewhat offset by increased gross profit contributions from the Company's SuperSports USA megastores as the gross profit contributions from the megastores comprised a greater portion of total gross profit. These stores, on average, realized a slightly higher gross profit as a percentage of net sales than the Company's traditional stores.

    Selling and administrative expenses as a percentage of net sales was 33.6% in fiscal 1995, compared to 35.2% in fiscal 1994. This improvement as a percentage of sales is primarily related to two factors. First, an increase in the proportionate number of SuperSports USA megastores in fiscal 1995 resulted in the sales contribution of megastores increasing to 50.3% of total retail sales (excluding sales from stores in the restructure group) in fiscal 1995 compared to 34.0% in fiscal 1994, thereby causing an overall reduction in selling and administrative expenses as a percentage of net sales because operating expenses of the megastores as a group in fiscal 1995 were approximately 5% lower as a percentage of net sales than the operating expenses of the traditional stores. Second, the leveraging effect of the increased level of net sales produced a decline in corporate overhead expenses and other relatively fixed expenses as a percentage of net sales in fiscal 1995 compared to fiscal 1994. The above improvements were somewhat offset by a net credit in fiscal 1995 of .2% as a percentage of net sales for the direct store losses of stores in the restructure group, net of liquidation markdowns and lease termination costs, compared to a net credit in fiscal 1994 of .5% as a percentage of net sales.

    Pre-opening expenses as a percentage of net sales were .6% and .3%, respectively, in fiscal 1995 and fiscal 1994. Pre-opening expenses relate to direct and incremental expenses incurred primarily in connection with store preparation and sales associate training prior to the date of opening. The Company's policy with regard to pre-opening expenses is that expenses related to stores larger that 25,000 square feet in size (anticipated to be only SuperSports USA megastores) are deferred and amortized over a one-year period subsequent to the store opening.

Pre-opening expenses for smaller stores are expensed as incurred. The Company opened 12 megastores in fiscal 1995 compared to four in fiscal 1994.

    At the end of fiscal 1995, the Company reevaluated its restructure reserve and reduced the remaining balance by crediting pretax income for $2.4 million in excess reserve. This excess amount related primarily to original estimates for lease termination costs that were in excess of amounts actually incurred.

    Store closing provision was .7% as a percentage of net sales in fiscal 1995 compared to .2% in fiscal 1994. These costs typically consist of fixed asset write-offs and incremental costs related to the disposition of inventories and other store closing costs incurred as leases expire. In addition to costs incurred during fiscal 1995 in connection with the closing of eight traditional stores in the normal course of business as compared to the closing of nine stores in fiscal 1994, the Company at the end of fiscal 1995 recorded a charge for an additional provision of $2.2 million to cover estimated costs of lease terminations, inventory losses and write-off of fixed assets related to the expected closing of seven traditional stores and the Company's athletic team business in fiscal 1996. This additional provision covers larger-than-usual estimates for lease termination costs and write-off of fixed assets as a result of the Company's intention to close certain of these stores before the expiration of their leases.

    The major components of miscellaneous income for fiscal 1995 and fiscal 1994 are set out in the table below:

                                                          FISCAL YEAR
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
                                                        (IN THOUSANDS)
Gain on sale of real estate and leasehold interests..  $    --    $1,633
Condemnation proceeds................................    1,550        --
Fees from foreign licensees..........................    1,087     1,418
Insurance recovery...................................       --       372
Recovery for earthquake loss.........................      229       164
Other, net...........................................     (252)      (53)
                                                        ------    ------
    Total............................................   $2,614    $3,534
                                                        ======    ======

    Net interest expense for fiscal 1995 was $2.3 million, compared to $1.4 million in fiscal 1994. The increased net interest expense is primarily related to increased average borrowings under the Company's credit facility and to increases in the prime and LIBOR interest rates.

    Pretax income in fiscal 1995 increased to $2.4 million from $422,000 in fiscal 1994. The improved results are primarily due to increased sales volumes and the related gross profit contribution produced by the higher sales levels. Additionally, selling and administrative expenses (some of which are relatively fixed) have been decreasing as a percentage of net sales as the Company continues to increase the number of SuperSports USA megastores in operation and to selectively close traditional stores which do not meet the Company's current criteria for profitability.

    The effective income tax rates for fiscal years 1995 and 1994 were 17.4% and 31.3%, respectively, and are related primarily to state income taxes. In both fiscal 1995 and 1994, deferred tax benefits were utilized in the calculation of income tax expense in accordance with SFAS 109, and accordingly no Federal income tax expense was recognized. As the Company's pretax income increases, state tax expense becomes proportionately less significant.

  Fiscal 1994 Compared to Fiscal 1993
  -----------------------------------

    Net sales for fiscal 1994 increased $3.5 million, or 1.1%, to $311.4 million from $307.9 million in fiscal 1993, while same store sales increased 1.7%. The increase in net sales during fiscal 1994 reflects an increase in net sales of $29.4 million contributed by new and ongoing stores offset by lost sales of $26.0 million in traditional stores closed during the year and stores remaining in the restructure group. Net sales from the 35 stores closed during fiscal 1993 and fiscal 1994 were $14.4 million in fiscal 1994 and $36.6 million in fiscal 1993. Same store sales in the Company's SuperSports USA megastores, excluding sales of two traditional stores which were converted to megastores in May 1993 and October 1994, increased 3.8% for fiscal 1994, while total sales from all SuperSports USA megastores open at the end of fiscal 1994 (including the two stores excluded from the same store sales comparison) increased $31.1 million, or 48.1%, to $95.7 million from $64.6 million for megastores open at the end of fiscal 1993. At the end of fiscal 1994, sales from the SuperSports USA megastores represented 34.0% of total net retail sales, excluding sales of stores included in the restructure group, compared to 21.6% in the previous year.

    Gross profit as a percentage of net sales for fiscal 1994 and 1993 was 35.1% and 33.3%, respectively. The increase in gross profit as a percentage of net sales in fiscal 1994 was primarily due to reduced promotional markdowns resulting from the Company's strategy to discontinue competitive pricing which did not prove to be productive.

    Selling and administrative expenses as a percentage of net sales was 35.2% in fiscal 1994 and 36.4% for fiscal 1993. The decrease in fiscal 1994 of selling and administrative expenses, as a percentage of net sales, was related primarily to lower occupancy costs as a percentage of net sales, which decreased to 8.0% in fiscal 1994 from 8.6% in fiscal 1993. In addition, selling and administrative expenses were reduced in fiscal 1994 by a net credit equal to
 .5%, as a percentage of sales, for the direct store losses of stores in the restructure group, net of liquidation markdowns and lease termination costs.
The reduced rate of occupancy costs in fiscal 1994 is largely attributable to lower occupancy costs, as a percentage of net sales, in the SuperSports USA megastores as a group, compared to the traditional stores, and to the Company's continued closing of higher cost, marginally performing, traditional stores.

    Pre-opening expenses were .3% as a percentage of net sales in both fiscal 1994 and fiscal 1993. These expenses were related primarily to the opening of new SuperSports USA megastores in those years.

    In fiscal 1993, the Company recorded a $15 million charge relating to a restructuring plan to close 34 underperforming traditional stores as discussed above under the heading "--Non-Recurring Items--Restructuring Charge."

    Store closing provision was .2% as a percentage of net sales in both fiscal 1994 and fiscal 1993 as a result of the closing of nine traditional stores in fiscal 1994 and ten in fiscal 1993.

    The major components of miscellaneous income for fiscal 1993 and fiscal 1994 are set out in the table below:

                                                          FISCAL YEAR
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                         (IN THOUSANDS)
Gain on sale of real estate and leasehold interests..   $1,633    $  698
Fees from foreign licensees..........................    1,418     1,303
Insurance recovery...................................      372        --
Recovery (provision) for earthquake loss.............      164      (500)
Other, net...........................................      (53)      113
                                                        ------    ------
    Total............................................   $3,534    $1,614
                                                        ======    ======

    Net interest expense was $1.4 million in each of fiscal 1994 and fiscal 1993 as the Company's average borrowings remained relatively constant between years.

    Pretax income in fiscal 1994 was $422,000 compared to a $10.7 million pretax loss before the $15.0 million restructuring charge in fiscal 1993. The improved results were primarily due to (i) a $6.6 million increase in gross profit caused by both increased net sales and a decrease in the rate of cost of goods sold as a percentage of net sales, (ii) the non-recurrence of direct store losses of approximately $3.0 million by the stores in the restructure group and
(iii) an increase in miscellaneous income.

    The effective income tax (benefit) rates for fiscal years 1994 and 1993 were 31.3% and (24.2%), respectively. The tax rate in fiscal 1994 was related primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  Activities in Fiscal Years 1995, 1994 and 1993
  ----------------------------------------------

    In fiscal 1995, cash totaling $14.6 million was used in operating activities. The primary use of cash during this period was related to a $12.3 million increase in merchandise inventories, a decrease in trade accounts payable of $10.2 million, cash charges of $3.9 million to the Company's restructuring reserve and a $2.9 million increase in prepaid expenses. These amounts were partially offset by pretax earnings before depreciation and amortization of $8.0 million, a $4.3 million increase in income taxes payable, including the receipt of an income tax refund, and a $2.3 million increase in accrued liabilities.

    Cash totaling $17.0 million was used by investing activities in fiscal 1995, primarily for the purchase of property, plant and equipment totaling $18.9 million, partially offset by developer provided funds of $1.8 million in excess of such amounts applied to new store construction costs. The Company opened 12 SuperSports USA megastores during fiscal 1995, including seven megastores opened at locations acquired from SportsTown, Inc. in October 1995.

    Financing activities provided cash of $31.7 million in fiscal 1995, primarily as a result of the Company's utilization of its credit facility to meet its working capital needs and to finance the purchase of property, plant and equipment during fiscal 1995. In addition, in the fourth quarter of fiscal 1995, the Company entered into a $4.0 million mortgage loan collateralized by land and a building in Houston, Texas where it operates one of its SuperSports USA megastores.

    In fiscal 1994, operating activities provided cash of $2.4 million. The primary sources of the cash provided were pretax earnings before depreciation, amortization and real estate gains of $4.4 million and an increase in trade accounts payable of $12.8 million. These amounts were partially offset by a $9.6 million increase in merchandise inventories and by $4.7 million used by stores included in the restructure group. Investing activities used $4.0 million, primarily for the purchase of property, plant and equipment totaling $7.9 million, offset by developer provided funds of $1.9 million in excess of amounts applied to new store construction costs and by proceeds from the sale of real estate and a leasehold interest of $1.9 million. Financing activities provided net cash of $1.8 million as a result of increased utilization of the Company's credit facility at the end of fiscal 1994. Cash of $859,000 was used for scheduled payments of long-term debt and the prepayment of mortgage debt in relation to a sale of real estate.

    During fiscal 1993, net cash of $4.5 million was used in operating activities. The primary causes for the net use of cash were (i) a pretax loss of $4.6 million before depreciation, amortization and the $15.0 million restructuring charge and (ii) a $2.6 million decrease in accounts payable, offset by cash provided by a reduction in merchandise inventories of $4.6 million. Cash used by investing activities was $3.0 million, which was related primarily to the net purchase of property, plant and equipment of $4.5 million after reduction for landlord-provided construction funds of $1.6 million, offset by proceeds of $1.3 million from the sale of real estate and leasehold interests. Financing activities provided net cash of $2.0 million due to the Company's utilization of its credit facility at the end of the year in the amount of $2.0 million and the addition of a five-year mortgage note for $855,000 in the second quarter of 1993 in connection with the purchase of real estate where one of the Company's stores was under lease. Cash of $765,000 was used for scheduled payments of long-term debt and the prepayment of mortgage debt in relation to a sale of real estate.

    Inventories were $110.6 million at the end of fiscal 1995, $98.3 million at the end of fiscal 1994 and $88.7 million at the end of fiscal 1993. Inventory levels and trade accounts payable increased at the end of fiscal 1994, compared to the end of fiscal 1993, primarily as a result of early receipts of footwear and certain direct import categories of merchandise in anticipation of additional promotions planned for February 1995 and as selected categories of merchandise were increased from relatively low end-of-fiscal-1993 levels in order to improve early 1995 spring season sales compared to the prior year. At the end of fiscal 1995, average store inventories were somewhat lower than end of fiscal 1994 levels and the net increase in inventory is primarily attributable to the 12 new megastores opened during the year.

    The increase in prepaid expenses in fiscal 1995 primarily resulted from pre-opening costs related to the 12 new SuperSports USA megastores opened during fiscal 1995.

    Additions to property, plant and equipment during fiscal 1995 were $18.9 million. Approximately $14.3 million, over and above developer funding of $2.8 million, was used for the opening of five new SuperSports USA megastores and the purchase, for approximately $5.1 million, of seven store locations from SportsTown, Inc., where the Company opened SuperSports USA megastores in November 1995. In connection with the acquisition of the seven locations from SportsTown, Inc., the Company's credit facility was amended to permit the additional capital expenditures required and to increase the maximum level of borrowings available under the line of credit. Approximately $3.5 million was used for computer hardware and software, including approximately $2.4 million related to the installation of a new AS-400 computer and completion of an upgrade of the Company's point-of-sale information systems. The remaining amount was used for renovation and refurbishment of existing locations.

    Additions to property, plant and equipment in fiscal 1994 and fiscal 1993 were $7.9 million and $4.5 million, respectively. In fiscal 1994, the Company opened three new SuperSports USA megastores and converted an existing traditional store to a SuperSports USA megastore at a net cost of $3.2 million over and above developer funding. In addition, the Company spent $1.4 million to purchase a tract of land in Houston, Texas where it opened a SuperSports USA megastore in 1995. In fiscal 1994, the Company spent $750,000 on a two-year program to upgrade its point of sale information systems which was completed in fiscal 1995. Additionally, the Company spent approximately $850,000 to upgrade its merchandising planning and advertising systems, $860,000 for other hardware and software and $894,000 for renovation and refurbishment of existing locations. In fiscal 1993, the Company opened three new stores, two of which were SuperSports USA megastores, and converted an existing traditional store to a megastore at a net expenditure, over and above developer funding, of approximately $1.1 million. Approximately $1.7 million was spent to renovate and refurbish existing locations, and $953,000 was used for the purchase of real estate where one of the Company's retail stores was under lease.

    The decrease in trade accounts payable in fiscal 1995 was related to two factors: (i) trade accounts payable at the end of fiscal 1994 were somewhat higher than usual due to the early receipt of fiscal 1995 merchandise inventory and, (ii) trade accounts payable were relatively low at the end of fiscal 1995 as a result of lower levels of merchandise inventory receipts in December and January of fiscal 1995 caused by an acceleration of the receipt of Christmas season merchandise in fiscal 1995 in order to be better prepared for the Christmas shopping season.

    The increase in accrued liabilities is primarily related to the $2.2 million provision for 1996 store closings, typical fluctuations in items such as sales and property taxes and payrolls, and amounts received from real estate developers in connection with new stores.

    In the third quarter of fiscal 1995, the Company received income tax refunds of $4.1 million plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately $1.7 million of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. Recognition of this refund as a tax benefit in the Company's statement of operations will be deferred until a later date, as more fully described in Note E to the Consolidated Financial Statements.

    The Company's policy regarding developer funding of new stores is to offset the respective construction cost of real property improvements by any amount of funding provided by developers. In fiscal 1995 and fiscal 1994, developer funding of stores opened exceeded the respective real property construction costs by $1.8 million and $1.9 million, respectively, in the aggregate. This amount will be amortized over the life of the respective leases to which they apply as a reduction of rental expense. At the end of fiscal 1995, the non-current portion of this developer funding is presented on the Company's balance sheet as deferred rental allowances in the amount of $3.2 million. The remaining portion of the unamortized balance is included in accrued liabilities. In previous years, developer funding in excess of real property construction costs has been immaterial.

  Financing Arrangements and Liquidity
  ------------------------------------

    On August 31, 1992, the Company entered into an agreement providing for a three-year, $32.5 million revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula, and subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants. The agreement was subsequently amended several times to increase the revolving line of credit to $55.0 million, with a further seasonal increase to $70.0 million during the period from mid-September through mid-December each year and to extend the term of the facility through August 1997. The Company is in compliance with all covenants of the agreement.

    The Company's primary source of liquidity in fiscal 1995 was the Company's credit facility, under which average borrowings during the year were $25.7 million. Because of the seasonal nature of its business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility is typically highest in November and reached $43.7 million at November 6, 1995. At February 3, 1996, the Company had recorded debt with respect to its credit facility of $32.0 million and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $2.4 million.

    Additionally, in the fourth quarter of fiscal 1995, the Company entered into a $4.0 million mortgage loan collateralized by land and a building in Houston, Texas where the Company operates one of its SuperSports USA megastores. In the first quarter of fiscal 1995, the Company entered into a capital lease agreement in the amount of $676,000 for the purchase of a new AS-400 computer.

    The Company's primary source of liquidity for fiscal 1994 and 1993 was the use of its credit facility, under which average borrowings were $13.8 million in both years. In fiscal 1994 operating activities provided cash of $2.4 million as an additional source of liquidity. The highest level of borrowings and outstanding letters of credit in fiscal 1994 and fiscal 1993 was $27.4 million at November 14, 1994 and $30.5 million at November 12, 1993, respectively. At the end of fiscal 1994, borrowings outstanding against the Company's credit facility were $4.6 million compared to $2.0 million at the end of fiscal 1993. The Company had outstanding letters of credit totaling $2.8 million at the end of fiscal 1994 and $3.4 million at the end of fiscal 1993.

  Capital Expenditures for Fiscal 1996
  ------------------------------------

    Capital expenditures in fiscal 1996 are expected to be approximately $16.3 million. Currently the Company plans to open seven new megastores during fiscal 1996 at a capital cost of about $7.8 million, of which approximately $7.2 million is expected to be funded by construction allowances from developers. Approximately $3.5 million is planned to be used for renovation of five of the megastores opened at locations acquired from SportsTown, Inc., approximately $2.7 million is planned to be used for computer hardware and software (including about $1.0 million for replacement of the Company's financial, payroll and human resources systems) and the balance is expected to be allocated to improvements to existing stores, warehouses and administrative areas. During fiscal 1995, the Company closed 20 traditional stores, 12 of which were in the restructure group, thereby eliminating their working capital needs. The Company expects that the closures of certain traditional stores and its athletic team business in fiscal 1996 will require cash of approximately $2.7 million to cover operating losses, lease termination costs, inventory liquidation and other closing costs. However, these cash requirements are expected to be offset by the reduced working capital requirements related to these locations plus proceeds from an expected sale of real estate where the Company presently operates a traditional retail store. The Company anticipates being able to satisfy its capital needs during fiscal 1996 from the use of its credit facility, developer funding, the sale of real estate mentioned above and from internally generated funds.


SEASONALITY

    Oshman's business is highly seasonal. Retail sales reach their peak in December due to holiday shopping and the purchase of skiing and snowboarding equipment. Additionally, weather conditions add to the seasonal nature of the business and may have a significant effect, especially on sales of the Company's snow sport equipment and cold weather apparel, particularly in its California stores.

    Sales in the fourth quarter of fiscal 1995 were negatively impacted by poor snow ski conditions in the western United States and by the relatively weak Christmas shopping season experienced nationwide, which had the effect of reducing the Company's gross margin for the quarter to 33.6% as compared to 35.2% for the fourth quarter of fiscal 1994.

    The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 1995 and fiscal 1994:

                                              FISCAL 1994                               FISCAL 1995
                                ----------------------------------------  ----------------------------------------
                                  FIRST     SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                                 QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER    QUARTER    QUARTER
                                ---------  --------  ---------  --------  ---------  --------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS)
Net sales.....................  $66,125    $80,095   $66,472    $98,727   $69,407    $84,481   $71,739    $117,262
Gross profit..................  $24,611    $26,876   $23,085    $34,737   $26,139    $28,230   $25,383    $ 39,400
    Gross margin..............     37.2%      33.6%     34.7%      35.2%     37.7%      33.4%     35.4%       33.6%
Operating income (loss).......  $  (606)   $ 1,482   $(3,249)   $ 4,176   $    32    $ 1,918   $(2,492)   $  5,201
    Operating margin..........      (.9%)      1.9%     (4.9%)      4.2%       .1%       2.3%     (3.5%)       4.4%
Net income (loss).............  $  (948)   $ 1,048   $(3,690)   $ 3,880   $  (478)   $ 1,420   $(3,141)   $  4,141
    Net income (loss) margin..     (1.4%)      1.3%     (5.6%)      3.9%      (.7%)      1.7%     (4.4%)       3.5%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears on pages 23 through 46 of this report.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There is no incident required to be disclosed herein.



                                    PART III

    In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended February 3, 1996 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                               PAGE
(a)   1.  Financial Statements                               REFERENCE
          --------------------                               ---------
      Report of independent certified public accountants....    23
      Consolidated balance sheets at February 3, 1996 and
       January 28, 1995.....................................    25
      Consolidated statements of operations for the years
       ended February 3, 1996, January 28, 1995, and
       January 29, 1994.....................................    26
      Consolidated statements of stockholders' equity for
       the years ended February 3, 1996, January 28, 1995,
       and January 29, 1994.................................    27
      Consolidated statements of cash flows for the years
       ended February 3, 1996, January 28, 1995 and
       January 29, 1994.....................................    28
      Notes to consolidated financial statements............    29
      Selected quarterly financial data.....................    44

    2. Financial Statement Schedules

      Schedule II - Allowance for Doubtful Receivables -
       Years ended February 3, 1996, January 28, 1995 and
       January 29, 1994.....................................    45

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

    3.  List of Exhibits
        ----------------

    See index to exhibits immediately following the signature page.

    The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to Richard L. Bockart, Vice President, Oshman's Sporting Goods, Inc., P.O. Box 230234, Houston, Texas 77223-0234.


(b) Reports on Form 8-K
    -------------------

    The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended February 3, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


   We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended February 3, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Houston, Texas
March 14, 1996

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     February 3, 1996 and January 28, 1995
                                 (In thousands)


                  ASSETS                                  1995       1994
                                                        ---------  ---------
CURRENT ASSETS
 Cash and cash equivalents                              $    327   $    254
 Accounts receivable, less allowance of $386 in 1995
   and $395 in 1994                                        3,452      3,437
 Merchandise inventories                                 110,630     98,294
 Prepaid expenses and other                                7,819      4,976
                                                        --------   --------
     Total current assets                                122,228    106,961
PROPERTY, PLANT AND EQUIPMENT - AT COST                   93,807     80,374
 Less accumulated depreciation and amortization           53,701     52,964
                                                        --------   --------
                                                          40,106     27,410
OTHER ASSETS                                                 589        706
                                                        --------   --------

                                                        $162,923   $135,077
                                                        ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations            $    809   $    186
 Trade accounts payable                                   35,486     45,686
 Accrued liabilities                                      18,231     13,458
 Income taxes                                              4,382        128
 Restructuring reserve                                       480      7,128
                                                        --------   --------
     Total current liabilities                            59,388     66,586
DEFERRED INCOME TAXES                                        504        302
DEFERRED RENTAL ALLOWANCES                                 3,180      1,738
LONG-TERM OBLIGATIONS                                     36,681      5,665
STOCKHOLDERS' EQUITY
 Common stock                                              5,822      5,811
 Additional capital                                        3,865      3,434
 Retained earnings                                        53,504     51,562
   Less Treasury stock, at cost                              (21)       (21)
                                                        --------   --------
                                                          63,170     60,786
                                                        --------   --------

                                                        $162,923   $135,077
                                                        ========   ========

See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years ended February 3, 1996, January 28, 1995, and January 29, 1994
                    (In thousands except per share amounts)



                                           1995       1994       1993
                                         ---------  ---------  ---------

Net sales                                $342,889   $311,419   $307,935
Cost of goods sold                        223,737    202,110    205,250
                                         --------   --------   --------
   Gross profit                           119,152    109,309    102,685
Operating expenses
 Selling and administrative expenses      115,210    109,601    111,971
 Pre-opening expenses                       1,892        848      1,008
 Corporate restructuring                   (2,401)         -     15,000
 Store closing provision                    2,406        590        693
 Miscellaneous income                      (2,614)    (3,534)    (1,614)
                                         --------   --------   --------
     Operating income (loss)                4,659      1,804    (24,373)
Interest expense, net                       2,307      1,382      1,358
                                         --------   --------   --------
Earnings (loss) before income taxes         2,352        422    (25,731)
Income tax (benefit)                          410        132     (6,237)
                                         --------   --------   --------

     NET EARNINGS (LOSS)                 $  1,942   $    290   $(19,494)
                                         ========   ========   ========

Earnings (loss) per common and common
 equivalent share                            $.32       $.05     $(3.36)
                                         ========   ========   ========




See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended January 29, 1994, January 28, 1995 and February 3, 1996
                                 (In thousands)



                                   Common stock
                                  --------------  Treasury   Additional  Retained
                                  Shares  Amount    stock     capital    earnings
                                  ------  ------  ---------  ----------  ---------

Balance at January 31, 1993        5,805  $5,805      $  -       $3,252  $ 70,766
Net loss for the year                  -       -         -            -   (19,494)
                                   -----  ------  --------       ------  --------
Balance at January 29, 1994        5,805   5,805         -        3,252    51,272
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          155         -

Issuance of shares under stock
 option plan                           6       6         -           27         -

Acquisition of Treasury stock          -       -       (21)           -         -
Net earnings for the year              -       -         -            -       290
                                   -----  ------  --------       ------  --------
Balance at January 28, 1995        5,811   5,811       (21)       3,434    51,562
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          351         -

Issuance of shares under stock
 option plan                          11      11         -           80         -

Net earnings for the year              -       -         -            -     1,942
                                   -----  ------  --------       ------  --------
Balance at February 3, 1996        5,822  $5,822      $(21)      $3,865  $ 53,504
                                   =====  ======  ========       ======  ========



See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended February 3, 1996, January 28, 1995 and January 29, 1994
                                 (In thousands)

                                                                    1995       1994      1993
                                                                  ---------  --------  ---------
Cash flows of operating activities
 Net earnings (loss)                                              $  1,942   $   290   $(19,494)
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                                     5,669     5,643      6,144
   (Recoveries of) provision for losses on accounts receivable          (9)      153         (2)
   (Recovery) provision for corporate restructuring                 (2,401)        -     15,000
   Charge to reserve for corporate restructuring, net of
     depreciation and amortization                                  (3,871)   (4,745)      (207)
   Provision for losses on store closings                            2,406       590        693
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                         351       155          -
   Loss on disposition of fixed assets                                  99       131         26
   Increase (decrease) in deferred income taxes                        202       (11)    (5,510)
   Amortization of deferred rental allowance                          (205)      (63)         -
   Gain on disposition of real estate and leaseholds                     -    (1,633)      (698)
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                         (6)      (98)       100
     (Increase) decrease in merchandise inventories                (12,336)   (9,595)     4,634
     Increase in prepaid expenses and other                         (2,867)     (108)      (469)
     (Decrease) increase in trade accounts payable                 (10,200)   12,820     (2,622)
     Increase (decrease) in accrued liabilities                      2,331    (1,107)    (1,199)
     Increase (decrease) in income taxes                             4,254       (26)      (858)
                                                                  --------   -------   --------
       Net cash (used) provided by operating activities            (14,641)    2,396     (4,462)
Cash flows of investing activities
 Proceeds from sale of fixed assets                                     26        42        132
 Purchase of property, plant and equipment                         (18,854)   (7,905)    (4,497)
 Proceeds from disposition of real estate and leaseholds                12     1,923      1,284
 Proceeds from note receivable                                          47        45         46
 Proceeds from rental allowances                                     1,753     1,931         56
                                                                  --------   -------   --------
       Net cash used by investing activities                       (17,016)   (3,964)    (2,979)
Cash flows of financing activities
 Proceeds from stock issuance                                           91        33          -
 Acquisition of Treasury stock                                           -       (21)         -
 Payment of loan acquisition costs                                       -         -        (34)
 Proceeds from issuance of long-term obligations                     4,676         -        855
 Payments of long-term obligations                                    (472)     (859)      (765)
 Proceeds from revolving credit facility, net                       27,435     2,625      1,986
                                                                  --------   -------   --------
       Net cash provided by financing activities                    31,730     1,778      2,042
                                                                  --------   -------   --------
Net increase (decrease) in cash and cash equivalents                    73       210     (5,399)
Cash and cash equivalents at beginning of period                       254        44      5,443
                                                                  --------   -------   --------
Cash and cash equivalents at end of period                        $    327   $   254   $     44
                                                                  ========   =======   ========
Supplemental disclosures of cash flow information
 Cash (received) paid during the year for
   Income taxes                                                   $ (3,690)  $   139   $    108
   Interest                                                          2,479     1,504      1,403

See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS
 ----------------

 Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores, primarily in the Southwestern, Western, and Southern United States. The Texas and California stores accounted for approximately 49% and 22%, respectively, of sales for the year ended February 3, 1996. The majority of the Company's sales are either cash or through major national credit cards.

 1. FISCAL YEAR
    -----------

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1995 (53 weeks), 1994 (52 weeks), and 1993 (52 weeks) ended on February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

 2. PRINCIPLES OF CONSOLIDATION
    ---------------------------

 The consolidated financial statements include the accounts of Oshman's Sporting Goods, Inc. and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

 3. USE OF ESTIMATES
    ----------------

 In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

 4. CASH AND CASH EQUIVALENTS
    -------------------------
 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 5. MERCHANDISE INVENTORIES
    -----------------------
 Merchandise inventories are valued principally by the retail method and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

 6. PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

 Depreciation and amortization are provided principally by the straight-line method based upon estimated useful lives of 3 to 10 years for furniture, fixtures and equipment, 3 to 30 years for

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 leasehold improvements and 20 to 40 years for buildings. Estimated useful lives of leasehold improvements represent the remaining term of the lease in effect at the time the improvements are made.

 7.  AMORTIZATION OF OTHER ASSETS
     ----------------------------

 Amortization is computed using the straight-line method. Excess of cost over net assets of a business acquired is being amortized over 40 years. Loan acquisition costs are being amortized over the term of the related debt.

 8.  DEFERRED RENTAL ALLOWANCES
     --------------------------

 The Company may receive payments from landlords as inducements to sign new store leases. The construction costs of real property improvements are offset by this landlord funding. Deferred rental allowances represent payments in excess of the costs of the real property improvements and are recognized as a reduction of rent expense over the life of each applicable lease.

 9.  INCOME TAXES
     ------------

 Provision has been made for deferred income taxes applicable to the temporary differences between earnings for financial reporting purposes and taxable income. Principal temporary differences include differences in accounting for depreciation and capitalization of certain inventory costs.

 10. PRE-OPENING EXPENSE
     -------------------

 Expenses (other than property, plant and equipment) associated with the opening of new stores under 25,000 square feet are charged to expense as incurred. Direct and incremental pre-opening expenses of stores larger than 25,000 square feet are deferred and amortized over a one-year period subsequent to the store opening.

 11. STORE CLOSING PROVISION
     -----------------------

 The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including the costs of non-recoverable investments in fixed assets, future net lease obligations, other costs related to the disposition of inventories and other direct store closing costs.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 12.  NEW PRONOUNCEMENTS
      ------------------

 In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS No. 121 established guidance for the recognition and measurement of impairment losses for long-lived assets and certain intangibles and valuation of long-lived assets to be disposed. This statement is effective for years beginning after December 15, 1995. The Company does not expect the effect of SFAS No. 121 to be material to the financial statements taken as a whole.

 In 1995, the FASB also issued SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). The SFAS allows entities to compute compensation cost related to employee stock options by either using a fair-value-based method or by continuing to use the method prescribed in APB No. 25 Accounting for Stock Issued to Employees (APB No. 25). Even if entities plan to continue to apply APB No. 25, they will be required to adopt the new disclosure requirements of SFAS No. 123. The effective date of this statement is for years beginning after December 15, 1995. The Company plans to continue to apply APB No. 25.

 13.  RECLASSIFICATIONS
      -----------------

 Certain amounts in prior financial statements have been reclassified to conform to the 1995 financial statement presentation.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:

                                                   1995     1994
                                                  -------  -------
                                                   (In thousands)
   Furniture, fixtures and equipment              $57,673  $47,345
   Leasehold improvements                          27,284   25,755
   Buildings                                        4,753    3,037
   Land                                             2,927    2,927
   Leasehold improvements under capital leases      1,170    1,310
                                                  -------  -------
                                                  $93,807  $80,374
                                                  =======  =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of 1995 and 1994, the balance of the note was $464,000 and $511,000, respectively. The note is payable in 228 bi-weekly installments of approximately $2,000 beginning April 1, 1991, with the remainder due September 2000. The note is collateralized by life insurance and Company stock options.


NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations at the end of the year consist of the following:

                                                                1995     1994
                                                               -------  ------
                                                               (In thousands)

   Revolving credit facility due August 31, 1997, interest
     payable monthly, collateralized by inventory, accounts
     receivable and real estate                                $32,047  $4,610
   Mortgage notes collateralized by land and buildings
     (approximate cost $10,537,000) payable in aggregate
     monthly installments of approximately $88,000,
     including interest ranging from prime (8.25% at
     February 3, 1996) plus 1% to 9.5% (fixed), maturing
     through 2005                                                4,938   1,204
   Capitalized lease obligations, interest at 8% to 9.5%,
     maturing at various dates through 1998                        505      37
                                                               -------  ------
                                                                37,490   5,851
     Less current maturities                                       809     186
                                                               -------  ------
                                                               $36,681  $5,665
                                                               =======  ======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

 Following are maturities of long-term obligations for each of the next five years and thereafter:

Fiscal year          Amount
- ---------------  --------------
                 (In thousands)
     1996              $   809
     1997               32,801
     1998                  919
     1999                  430
     2000                  432
   Thereafter            2,099
                       -------
                       $37,490
                       =======


 On August 31, 1992, the Company entered into an agreement providing for a revolving credit facility. Currently, available credit under the facility is $55,000,000, except for the mid-September to mid-December period when the available amount is $70,000,000. Advances under the facility are based on a borrowing base formula and subject to certain loan reserves, and the facility
 is secured primarily by inventory, accounts receivable and real estate.   The
 credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. Such covenants have been modified several times, most recently in January 1996. Advances under the credit facility bear interest at the prime rate (8.25% at February 3, 1996) plus .25% and any unused borrowing capacity is subject to a line of credit fee of .5%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 5.34% at February 3, 1996) plus 2.75%. The credit facility expires August 31, 1997.

 At the end of 1995 and 1994, outstanding letters of credit were $2,381,000 and $2,786,000, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE E - INCOME TAXES

 The Company's tax expense (benefit) consisted of the following:

                1995   1994     1993
                -----  -----  --------
                    (In thousands)
   Current
     Federal    $   -  $   -  $    (9)
     Foreign       14     33       93
     State         98     76       34
   Deferred
     Federal        -      -   (5,731)
     State        298     23     (624)
                -----  -----  -------
                $ 410  $ 132  $(6,237)
                =====  =====  =======


 A reconciliation of income tax expenses (benefits) on net earnings (losses) before cumulative effect of change in accounting principle computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                        1995    1994     1993
                                       ------  ------  --------
                                            (In thousands)
   Income tax expense (benefit) at
     statutory rate                    $ 800   $ 143   $(8,748)
   Increases (reductions)
     State income taxes (net of
       Federal tax benefit)               65      50        22
     Targeted jobs tax credit - net      (81)    (62)      (15)
   Other items - net                     392      40      (446)
   Change in valuation allowance        (766)    (39)    2,950
                                       -----   -----   -------
                                        (390)    (11)    2,511
                                       -----   -----   -------
       Income tax expense (benefit)    $ 410   $ 132   $(6,237)
                                       =====   =====   =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE E - INCOME TAXES - CONTINUED
 Deferred tax assets and liabilities consist of the following:

                                                 February 3, 1996      January 28, 1995
                                               --------------------  --------------------
                                               Current   Long-Term   Current   Long-Term
                                               --------  ----------  --------  ----------
                                                  (In thousands)        (In thousands)
   Assets
   ------
     Accrued expenses                           $1,489     $   380   $ 3,078     $   654
     Lease incentives                               80       1,051         -           -
     Other                                         289           -       119          49
     NOL carryforward                              495       4,256         -       3,735
     Business tax credits                            -       1,098         -         604
                                                ------     -------   -------     -------
                                                 2,353       6,785     3,197       5,042
                                                ------     -------   -------     -------
   Liabilities
   -----------
     Depreciation of property and equipment          -       3,678         -       2,239
     Inventory capitalization                      972           -       863           -
     LIFO termination                              481         963       489       1,495
     Store opening costs                           900           -       240           -
     State taxes                                   126         377        29         175
     Other                                          49         126        51         129
                                                ------     -------   -------     -------
                                                 2,528       5,144     1,672       4,038
                                                ------     -------   -------     -------
       Net asset before valuation allowance       (175)      1,641     1,525       1,004
     Less valuation allowance                        -      (2,145)   (1,605)     (1,306)
                                                ------     -------   -------     -------
       NET LIABILITY                            $  175     $   504   $    80     $   302
                                                ======     =======   =======     =======


 Deferred income taxes of $175,000 and $80,000 were included in current liabilities at the end of 1995 and 1994. The change in the method of accounting for inventory which was made in the third quarter of 1993 resulted in a $3,596,000 increase in the deferred Federal tax liability and a $388,000 increase in deferred state tax liability.

 Deferred tax assets were reduced by valuation allowances of $2,145,000 and $2,911,000 at February 3, 1996 and January 28, 1995, respectively, because the Company does not believe that it is more likely than not that the deferred tax asset will be realized in future years. Based upon financial income during 1995, the valuation allowance was reduced by $766,000.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE E - INCOME TAXES - CONTINUED

 The Company has net operating loss carryforwards of approximately $13,974,000. The carryforwards expire as follows: $641,000 in 2008, $6,680,000 in 2009, $3,317,000 in 2010 and $3,336,000 in 2011. Additionally, the Company has foreign tax credit carryforwards of $292,000 expiring from 1996 to 2001, job tax credit carryforwards of $754,000 expiring from 2008 to 2011 and alternative minimum tax credit carryforwards of $61,000.

 In the third quarter of fiscal 1995, the Company received Federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately $1,652,000 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. These amounts will result in tax benefits recordable in the Company's statement of operations at the earliest of the expiration of the statute of limitations (two years) for review of the refunds, the notification of completion of the review process or such date as the Company believes the net operating loss benefit could be realized through the carryforward of the benefit should the carryback be disallowed. Amounts recognized under the latter condition will be limited to an amount exclusive of the interest and carryback rate difference benefit.

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

 Future minimum rental payments under operating leases at the end of 1995 are as follows:

Fiscal year                  Amount
- -----------              --------------
                         (In thousands)
     1996                     $ 17,594
     1997                       29,240
     1998                        9,174
     1999                       17,480
     2000                       16,827
   Thereafter to 2017          176,855

 Minimum payments have not been reduced by minimum sublease rental income of $16,905,000 due in the future under noncancelable subleases.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 Total rental expense entering into the determination of net earnings (loss) is as follows:

                                        1995     1994     1993
                                       -------  -------  -------
                                            (In thousands)
   Leased facilities
     Minimum rentals                   $14,302  $12,824  $13,798
     Contingent rentals (based on a
       percentage of sales)              2,686    2,767    2,649
                                       -------  -------  -------
                                        16,988   15,591   16,447
   Other rentals                           521      673      461
                                       -------  -------  -------
                                       $17,509  $16,264  $16,908
                                       =======  =======  =======

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $363,000 through 1998.

 CAPITAL LEASES
 --------------

 Future minimum lease payments for assets under capital leases at the end of 1995, and the present value of such payments, are as follows:

Fiscal year                                    Amount
- -----------                                --------------
                                           (In thousands)
     1996                                           $277
     1997                                            260
     1998                                             21
                                                    ----
   Total minimum lease payments                      558
     Less amount representing interest                53
                                                    ----
   Present value of minimum obligations             $505
                                                    ====

 PROFIT SHARING PLAN
 -------------------

 The Company and its subsidiaries participate in a discretionary employee profit sharing plan. No contributions were made in 1995, 1994 or 1993.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 EMPLOYEE MEDICAL PLAN
 ---------------------

 The Company has an employee medical plan available to all full-time regular employees. The plan provides for payment of various medical expenses and is
 funded by participating employees and the Company.   The provision for the
 Company's contribution to the plan amounted to $1,382,000, $1,088,000 and $691,000 for 1995, 1994 and 1993, respectively.

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

 DEFERRED COMPENSATION AGREEMENT
 -------------------------------

 The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $152,000 after he attains age 65. The benefit payments will continue until the face value of a purchased insurance policy from which the payments will be made is reduced to the amount of the premiums paid by the Company. The Company will receive the remaining face value upon the death of the executive. If the executive dies before all payments are made, a lump-sum payment will be made to his designated beneficiary.

 LITIGATION
 ----------

 Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.


NOTE G - STOCKHOLDERS' EQUITY

 CAPITAL STOCK
 -------------

 Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. At the end of 1995 and 1994, common stock shares issued were 5,822,000 and 5,811,000, respectively, and shares outstanding were 5,819,000 and 5,808,000, respectively. Common stock shares issued and outstanding at the end of 1993 were 5,805,000.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 COMMON STOCK OPTION PLANS
 -------------------------

 The Company's 1994 Omnibus Plan authorizes the grant of Incentive Awards for up to 750,000 shares of common stock to key employees of the Company. Awards may be in the form of stock options, stock appreciation rights, restricted stock, performance units, performance shares or other stock based awards and certain additional payments in the amount of Federal income taxes payable by a grantee and relating to an award, and are to be determined by a committee of the Board of Directors.

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

 The 1994 Omnibus Plan replaces the Company's 1991 Stock Option Plan, 1986 Stock Option Plan and 1986 Stock Bonus Plan. However, currently outstanding options and grants under those plans will continue to exist until they vest and are exercised or expire. No awards are outstanding under the 1986 Stock Bonus Plan at year end.

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

 The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1995, 1994 or 1993. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 The following table reflects the activity under the Company's various plans during the three-year period ended February 3, 1996:

                                    Shares    Exercise Price Per Share
- ----------------------------------------------------------------------
Outstanding at January 30, 1993     451,590   $4.13 to $15.20
 Granted                            188,950   $5.00 to $ 6.80
 Cancelled                          (60,440)  $5.00 to $14.00
 Exercised                                -   $      -
- ----------------------------------------------------------------------
Outstanding at January 29, 1994     580,100   $4.13 to $15.20
 Granted                            238,700   $6.16 to $ 9.00
 Cancelled                          (70,400)  $4.13 to $10.00
 Exercised                           (6,050)  $4.13 to $ 5.00
- ----------------------------------------------------------------------
Outstanding at January 28, 1995     742,350   $5.00 to $15.20
 Granted                            262,500   $6.85 to $12.75
 Cancelled                         (310,950)  $5.00 to $14.56
 Exercised                          (11,100)  $5.00 to $ 6.68
Outstanding at February 3, 1996     682,800   $5.00 to $15.20
- ----------------------------------------------------------------------

 At February 3, 1996, options to purchase 402,150 shares of Common Stock under the stock option plans were exercisable and options available for grant under the plans were 351,500 shares.


 RESTRICTED STOCK AWARD
 ----------------------

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee becomes 100% vested in restricted shares if retirement occurs at or after age 65, in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the Company without cause and termination by grantee for good reason. Partial vesting occurs at the rate of 25% of the grant per year if retirement occurs at or after the grantee reaches the age of 62. Restrictions on the stock end on the vesting date. Additionally, the grant provides that the Company will pay the grantee the Federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $517,000 and $187,000 in 1995 and 1994, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE H - EARNINGS (LOSS) PER SHARE

 Earnings (loss) per common and dilutive common equivalent share are based upon the weighted average number of common shares outstanding during each year. Outstanding options and bonus grants are included in periods where they have a dilutive effect.


NOTE I - CORPORATE RESTRUCTURING

 During the fourth quarter of 1993, the Company implemented a restructuring plan to close 34 of its underperforming traditional stores. A restructuring charge of $15,000,000 before taxes was recorded which included provisions for anticipated lease termination costs, abandonment of leasehold improvements, liquidation markdowns on inventory, operating losses and other anticipated costs associated with closing the stores. At the end of fiscal 1995, one store remained in operation and will be closed in May 1996, five stores were converted back to normal operation and the remaining 28 stores have been closed. Twenty-six of the twenty-eight closed store leases have been terminated, one has been subleased and the remaining lease will be terminated in March 1996.

 The following is a summary of activity in the restructuring reserve since inception:

                                                   Non-cash
                                          Cash      costs
                             Provision   costs    and asset              Reserve    Reserve
                             recorded   incurred  write-down  Transfer  reduction  reduction
                             ---------  --------  ----------  --------  ---------  ---------

Lease termination costs        $ 3,650    $1,327      $    -  $     -   $2,043       $280
Fixed asset write-downs
 and depreciation                3,500         -       3,475        -       25          -
Inventory liquidation
 markdowns                       3,033     5,204           -   (2,300)      54         75
Operating losses                 3,710     1,203           -    2,300      115         92
Other store closing costs        1,107       910           -        -      164         33
                               -------    ------      ------  -------   ------       ----

   Total                       $15,000    $8,644      $3,475  $     -   $2,401       $480
                               =======    ======      ======  =======   ======       ====

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 3, 1996, January 28, 1995
                              and January 29, 1994



NOTE J - MISCELLANEOUS INCOME (EXPENSE)

 Miscellaneous income (expense) consist of the following:

                                           1995     1994     1993
                                          -------  -------  -------
                                               (in thousands)
Gain on sale of real estate and
 leasehold interests                      $    -   $1,633   $  698
Condemnation proceeds                      1,550        -        -
Fees from foreign licenses                 1,087    1,418    1,303
Insurance recoveries                           -      372        -
(Recovery of) provision for earthquake       229      164     (500)
 losses
Other, net                                  (252)     (53)     113
                                          ------   ------   ------
                                          $2,614   $3,534   $1,614
                                          ======   ======   ======


 Fees from foreign licenses represent annual royalties from license agreements which provide the licensee the ability to use the Company's name and to import and sell the Company's products. Revenue under the license agreements include annual royalties based on the greater of a minimum or a percentage of sales in the licensee's stores and fees related to sales to the licensee. Revenue recognized in 1993 includes a one time contract fee of $375,000.

                           SUPPLEMENTAL INFORMATION

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended February 3, 1996 and January 28, 1995
                    (In thousands except per share amounts)




                                             First    Second    Third   Fourth
                                            Quarter   Quarter  Quarter  Quarter
                                            -------   -------  -------  -------
1995
  Net sales                                 $69,407   $84,481  $71,739  $117,262
                                            =======   =======  =======  ========
  Gross profit                              $26,139   $28,230  $25,383  $ 39,400
                                            =======   =======  =======  ========
  Net earnings (loss)                       $  (478)  $ 1,420  $(3,141) $  4,141
                                            =======   =======  =======  ========
  Earnings (loss) per share                 $  (.08)  $   .24  $  (.54) $    .67
                                            =======   =======  =======  ========

1994
  Net sales                                 $66,125   $80,095  $66,472  $ 98,727
                                            =======   =======  =======  ========
  Gross profit                              $24,611   $26,876  $23,085  $ 34,737
                                            =======   =======  =======  ========
  Net earnings (loss)                       $  (948)  $ 1,048  $(3,690) $  3,880
                                            =======   =======  =======  ========
  Earnings (loss) per share                 $  (.16)  $   .18  $  (.64) $    .64
                                            =======   =======  =======  ========

                                                                     Schedule II
                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES
                 Years ended February 3, 1996, January 28, 1995
                              and January 29, 1994
                                 (In thousands)



Column A                        Column B    Column C      Column D      Column E
- --------                       ----------  ----------  --------------  ----------
                               Balance at  Additions                   Balance at
                               beginning   charged to                    end of
Description                    of period    expense    Deductions (A)    period
- -----------------------------  ----------  ----------  --------------  ----------

Year ended February 3, 1996          $395        $ 33            $42         $386

Year ended January 28, 1995          $242        $170            $17         $395

Year ended January 29, 1994          $244        $ 17            $19         $242


(A)  Receivables charged off, net of recoveries.

Column C(2) - None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OSHMAN'S SPORTING GOODS, INC.


                                     By: A. LYNN BOERNER
                                         ----------------
                                     A. Lynn Boerner
                                     Vice President and Chief Accounting Officer

Date: April 12, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


                                               ALVIN N. LUBETKIN
- -------------------------               ---------------------------------
Marilyn Oshman                          Alvin N. Lubetkin
Chairman of the Board of                Vice Chairman of the Board of Directors,
Directors                               Chief Executive Officer
                                        (Principal Executive Officer) and
                                         Director


      WILLIAM N. ANDERSON                       MORRIE K. ABRAMSON
- ----------------------------------      ---------------------------------
William N. Anderson                     Morrie K. Abramson
President, Chief Operating Officer      Director
and Director


        MARVIN ARONOWITZ
- ----------------------------------      ----------------------------------
Marvin Aronowitz                        Fred M. Gerson
Director                                Director


        DOLPH B.H. SIMON
- ----------------------------------
Dolph B.H. Simon
Director

                               INDEX TO EXHIBITS
                               -----------------

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

                                   Exhibits-1

 4.1(k)   Amendment dated January 27, 1995 to the Financing Agreement (filed as
          Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended January 28, 1995 (the "1995 10-K") and incorporated herein by reference).

 4.1(l)   Amendment dated April 28, 1995 to the Financing Agreement (filed as
          Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended April 29, 1995 and incorporated herein by reference).

 4.1(m)   Amendment dated October 27, 1995 to the Financing Agreement (filed as
          Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended October 28, 1995 (the "October 1995 10-Q") and incorporated herein by reference).

 4.1(n) + Amendment dated January 8, 1996 to the Financing Agreement.

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


                                   Exhibits-2

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

10.9    * Oshman's Sporting Goods, Inc. 1991 Stock Option Plan (filed as Exhibit
          10.10 to the 1991 10-K and incorporated herein by reference).

10.10   * Oshman Employees' Profit-Sharing Plan and Trust (filed as Exhibit
          10.11 to the 1992 10-K and incorporated herein by reference).

10.10(a)* First Amendment to Oshman Employees' Profit-Sharing Plan (filed as
          Exhibit 19.6 to the 1993 10-K and incorporated herein by reference).

10.10(b)* Second Amendment to Oshman Employees' Profit Sharing Plan (filed as
          Exhibit 10.10(b) to the Company's October 1995 10-Q and incorporated herein by reference).

10.10(c)* Third Amendment to Oshman Employees' Profit Sharing Plan (filed as
          Exhibit 10.10(b) to the Company's October 1995 10-Q and incorporated herein by reference).

10.11 * Separation Agreement between the Company and Charles Rosemond dated February 22, 1993 (filed as Exhibit 10.13 to the 1993 10-K and incorporated herein by reference).

10.12 * Oshman's Sporting Goods, Inc. 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

10.13   * Oshman's Sporting Goods, Inc. 1994 Omnibus Plan (filed as Exhibit
          10.13 to the 1995 10-K and incorporated herein by reference).

10.13(a)* First Amendment to the Oshman's Sporting Goods, Inc., 1994 Omnibus
          Plan (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference).

10.14 * Restricted Stock Grant Agreement between the Company and Alvin N. Lubetkin, dated July 15, 1994 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 30, 1994 (the "July 1994 10-Q") and incorporated herein by reference).

                                   Exhibits-3

10.14(a)* First Amendment to Restricted Stock Grant Agreement between the
          Company and Alvin N. Lubetkin dated as of July 15, 1994 (Filed as
          Exhibit 10.14 to the 1995 10-K and incorporated herein by reference).

10.15 * Employment Agreement between the Company and William N. Anderson, dated June 20, 1994 (filed as Exhibit 10.2 to the July 1994 10-Q and incorporated herein by reference).

10.16 * Oshman's Sporting Goods, Inc. 1995 Incentive Compensation Plan for Senior Management (filed as exhibit 10.16 to the Company's October 1995 10-Q and incorporated herein by reference).

11.1    + Statement re computation of per share earnings.

21.1    + Subsidiaries of the Registrant.

23.1    + Consent of Grant Thornton LLP.

27.1    + Financial data schedule.

- -------------------
*  Management contract or compensatory plan or arrangement.
+  Filed herewith.

                                   Exhibits-4