Form 10-Q
period 1996-05-04
OSHMANS SPORTING GOODS INC
filed 1996-06-17
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended May 4, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______ to _______

                         Commission file number 0-5648

                         OSHMAN'S SPORTING GOODS,  INC.
                         ------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                74-1031691
- --------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation        (I.R.S. Employer
              or organization)                         Identification No.)

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

YES    X        NO
    ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1.00 par value                5,824,699
     -----------------------------                ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       MAY 4, 1996 AND FEBRUARY 3, 1996
                                (in thousands)

                                                MAY 4,             FEBRUARY 3,
                                                1996                  1996
                                              --------             -----------
             ASSETS                          (UNAUDITED)
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                   $    361               $    327
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
   OF $388 MAY 96, $386 FEB 96                   2,878                  3,452
  MERCHANDISE INVENTORIES                      129,234                110,630
  PREPAID EXPENSES AND OTHER                     7,516                  7,819
                                              --------               --------
    TOTAL CURRENT ASSETS                       139,989                122,228

PROPERTY, PLANT AND EQUIPMENT - AT COST         94,356                 93,807
  LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                                 54,639                 53,701
                                              --------               --------
    NET PROPERTY, PLANT AND EQUIPMENT           39,717                 40,106

OTHER ASSETS                                       564                    589
                                              --------               --------
                                              $180,270               $162,923
                                              ========               ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM
   OBLIGATIONS                                $    800               $    809
  TRADE ACCOUNTS PAYABLE                        48,909                 35,486
  ACCRUED LIABILITIES                           16,462                 18,231
  INCOME TAXES                                   4,422                  4,382
  RESTRUCTURING RESERVE                            399                    480
                                              --------               --------
    TOTAL CURRENT LIABILITIES                   70,992                 59,388

DEFERRED FEDERAL INCOME TAXES                      504                    504

DEFERRED RENTAL ALLOWANCES                       3,121                  3,180

LONG-TERM OBLIGATIONS                           43,642                 36,681

STOCKHOLDERS' EQUITY
  COMMON STOCK                                   5,827                  5,822
  ADDITIONAL CAPITAL                             3,922                  3,865
  RETAINED EARNINGS                             52,283                 53,504
  LESS TREASURY STOCK, AT COST                     (21)                   (21)
                                              --------               --------
    STOCKHOLDERS' EQUITY                        62,011                 63,170
                                              --------               --------
                                              $180,270               $162,923
                                              ========               ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                        MAY 4, 1996 AND APRIL 29, 1995
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                               1996             1995
                                             -------          -------
NET SALES                                    $82,719          $69,407

COST OF GOODS SOLD                            52,540           43,268
                                             -------          -------
    GROSS PROFIT                              30,179           26,139

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES         29,640           25,909
  PRE-OPENING EXPENSES                           966              316
  STORE CLOSING PROVISION                         93              204
  MISCELLANEOUS INCOME                          (295)            (322)
                                             -------          -------
    OPERATING (LOSS) INCOME                     (225)              32

INTEREST EXPENSE, NET                            934              465
                                             -------          -------
LOSS BEFORE INCOME TAXES                      (1,159)            (433)

INCOME TAXES                                      62               45
                                             -------          -------
    NET LOSS                                 $(1,221)         $  (478)
                                             =======          =======

EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                            $  (.21)         $  (.08)
                                             =======          =======

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                  5,827            5,811
                                             =======          =======

DIVIDENDS PER SHARE                          $    -           $    -
                                             =======          =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MAY 4, 1996 AND APRIL 29, 1995
                                  (UNAUDITED)
                                (in thousands)

                                                      1996         1995
                                                    --------     --------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS                                          $ (1,221)    $   (478)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)
   PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                      1,619        1,319
    RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE           (2)          (4)
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING,
     NET OF DEPRECIATION AND AMORTIZATION                (81)      (1,530)
    PROVISION FOR LOSSES ON STORE CLOSINGS                93          204
    STOCK OPTION AND BONUS PLAN EXPENSE                   26           88
    (GAIN) LOSS ON DISPOSITION OF FIXED ASSETS            (2)          90
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES           (59)          55
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                    576          619
      INCREASE IN MERCHANDISE INVENTORIES            (18,604)     (10,763)
      DECREASE IN PREPAID EXPENSES AND OTHER           1,622        1,558
      INCREASE (DECREASE) IN TRADE ACCOUNTS
       PAYABLE                                        13,423      (10,194)
      (DECREASE) INCREASE IN ACCRUED LIABILITIES      (1,849)         493
      INCREASE IN INCOME TAXES                            40            6
                                                    --------     --------
        NET CASH USED BY OPERATING ACTIVITIES         (4,419)     (18,537)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                      15           13
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT           (3,089)      (1,895)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE
   AND LEASEHOLDS                                          1            4
  PROCEEDS FROM NOTE RECEIVABLE                           13           13
  PROCEEDS FROM LANDLORDS                                525           -
                                                    --------     --------
        NET CASH USED BY INVESTING ACTIVITIES         (2,535)      (1,865)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE                            36           -
  PROCEEDS FROM ISSUANCE OF LONG-TERM OBLIGATIONS         -           676
  PAYMENTS OF LONG-TERM OBLIGATIONS                     (195)         (79)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET         7,147       19,808
                                                    --------     --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      6,988       20,405

NET INCREASE IN CASH AND CASH EQUIVALENTS                 34            3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         327          254
                                                    --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    361     $    257
                                                    ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR
    INCOME TAXES                                    $      7     $     26
    INTEREST                                             642          306

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 4, 1996 AND APRIL 29, 1995
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1995 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months ended May 4, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                          PERCENTAGE OF NET SALES
                                        ------------------------
                                                1ST QUARTER
                                        ------------------------
                                             1996         1995
                                        ------------------------
Net sales                                      100.0       100.0
Cost of goods sold                              63.5        62.3
                                        ------------   ---------
     Gross profit                               36.5        37.7
Operating expenses
     Selling and administrative expenses        35.8        37.3
     Pre-opening expenses                        1.2          .5
     Store closing provision                      .1          .3
     Miscellaneous income                        (.4)        (.5)
                                        ------------   ---------
          Operating (loss)income                 (.3)         .1
Interest expense, net                            1.1          .7
                                        ------------   ---------
Loss before income taxes                        (1.4)        (.6)
Income taxes                                      .1          .1
                                        ------------   ---------
Net loss                                        (1.5)        (.7)
                                        ------------   ---------


     Net sales for the first quarter of fiscal 1996 increased 19.2% to $82.7 million compared to $69.4 million in the same period in fiscal 1995. The increase in sales is primarily attributable to sales contributions from the 11 new SuperSports USA megastores opened in the last 12 months. Sales from megastores during the first quarter of fiscal 1996 increased 78.7% over the same period last year and represented 60.1% of total retail sales compared to 40.5% in the first quarter of fiscal 1995. The increase in megastore sales was partially offset by reduced sales from the Company's traditional stores. The Company has closed 17 traditional stores during the last 12 months, including seven which were included in the restructure group. Sales declines in the first quarter of fiscal 1996 attributable to closed stores totaled $5.2 million.

Comparable same store sales in the Company's SuperSports USA megastores increased 1.4% in the first quarter of fiscal 1996 while sales in comparable traditional stores decreased 7.2% causing a 3.4% decline in overall same store sales compared to the same period last year. The decline in overall same store sales results is related primarily to weakness in snow ski related sales during the early part of the first quarter and also in-line skate sales. A portion of the sales decline in the Company's traditional stores is attributable to the elimination of certain categories from merchandise assortments as they did not deliver profitable sales. Even though sales have declined somewhat, management does not believe this strategy will negatively effect profitablility over the course of the year. Additionally, some cannibalization of sales in the Company's traditional stores where SuperSports USA megastores have been opened has further contributed to the decline in traditional same store sales results.

Cost of goods sold was 63.5% in the quarter ended May 4, 1996 compared to 62.3% for the same period in fiscal 1995. The increase in cost of goods sold as a percentage of sales compared to last year is primarily attributable to a better than expected physical inventory result recognized in the first quarter fiscal 1995. In addition, approximately .4% of the increase as a percentage of sales is related to markdowns taken with respect to the disposition of obsolete snow ski merchandise.

Selling and administrative expenses as a percentage of sales were 35.8% for the quarter ended May 4, 1996 compared to 37.3% in the same period last year. This improvement as a percentage of sales is related primarily to the proportionate increase in the number of SuperSports USA megastores in operation, which as a group have a lower selling and administrative cost as a percentage of sales than the Company's traditional stores, and to the leveraging effect of increased sales volumes on corporate overhead expenses and other relatively fixed costs, as a percentage of sales.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. The $966,000 expense in the first quarter of fiscal 1996 compared to $316,000 in the same period last year relates to the opening of 12 megastores in fiscal 1995 compared to only four megastores openings in the prior fiscal year.

Store closing provision expenses were $93,000 in the first quarter of fiscal 1996 compared to $204,000 in the first quarter last year. Excluding restructure stores, the Company closed four traditional stores in the first quarter of fiscal 1996 and two in the first quarter of fiscal 1995, and closed an additional six during the balance of fiscal 1995. The Company expects it will close approximately seven to ten traditional stores during fiscal 1996.

Miscellaneous income decreased to $295,000 in the first quarter of fiscal 1996 from $322,000 in the same period in fiscal 1995 primarily as a result of a decline in fees from foreign licensees partially offset by reduced losses on disposition of fixed assets.

Net interest expense for the first quarter of fiscal 1996 was $934,000 compared to $465,000 for the same period last year. The increased interest expense is related to increased average borrowings under the Company's credit facility.

Income taxes in the first quarters of fiscal 1996 and 1995 are related primarily to state income taxes. There was no income tax benefit in the first quarters of fiscal 1996 or 1995 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109.

In the quarter ended May 4, 1996, the Company had a pretax loss of $1.2 million compared to a loss of $433,000 before income taxes in the same quarter last year. Although the Company experienced improved results from its SuperSports USA megastores, both in terms of same stores sales results and in store profitability, they were not sufficient to overcome the effects of the decline in results from traditional stores and the non-recurrence of the favorable physical inventory result experienced in fiscal 1995 as discussed above. Additionally, the increase in pre-opening expenses and net interest expense further contributed to the decline in results for the quarter. The Company expects improved performance as it continues to increase the number of SuperSports USA megastores in operation and to selectively close traditional stores which do not meet its current criteria for profitability.

Liquidity and Capital Resources

Cash and equivalents at May 4, 1996 were $361,000 compared to $327,000 at February 3, 1996. In the first quarter of fiscal 1996, cash totaling $4.4 million was used in operating activities. The primary use of cash during this period was related to an $18.6 million increase in merchandise inventories and a $1.8 million decrease in accrued liabilities, partially offset by an increase in trade accounts payable of $13.4 million. The increase in merchandise inventories and corresponding increase in trade accounts payable are related to inventory buildup for the Company's Once a Year sale which began in the last week of the quarter. Additionally, a portion of the increase was related to inventory for the Company's 25th SuperSports USA megastore which opened in May 1996. The decrease in accrued liabilities is primarily related to normal fluctuations in accrued payrolls and related taxes, sales and property taxes, and other such items.

Investing activities used cash totaling $2.5 million, primarily for the purchase of property, plant and equipment, including the renovation of one of the seven store locations acquired from SportsTown, Inc. in 1995 and the opening of a SuperSports USA megastore in May 1996. There currently are six additional SuperSports USA megastores under construction in Utah, Texas and California, of which at least five are expected to open in fiscal 1996.

Financing activities provided cash of $7.0 million as the Company utilized its credit facility to meet its working capital needs during the first quarter of fiscal 1996. Average borrowings under the Company's credit facility during the first quarter of fiscal 1996 were $38.3 million, and the highest amount of borrowings and outstanding letters of credit was $45.7 million at April 22, 1996. During the same period of fiscal 1995, average borrowings were $17.1 million, and the highest amount of borrowings and outstanding letters of credit was $27.6 million at April 24, 1995. The increased level of borrowing in fiscal 1996 is related primarily to the net inventory requirements and capital expenditures related to the 11 SuperSports USA megastores opened since the end of the first quarter of fiscal 1995. The Company anticipates it will be able to satisfy its capital requirements through the use of its credit facility and internally generated funds. The Company is in compliance with all covenants of its credit agreement.

In the first quarter of fiscal 1996, the Company closed the last store remaining in its restructure group, however, a lease termination agreement has not been obtained. The Company believes the balance remaining in its restructure reserve is adequate to cover future costs associated with this location.

                          PART II -- OTHER INFORMATION

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OSHMAN'S SPORTING GOODS, INC.


Date:  June 17, 1996                      By: /s/ A. Lynn Boerner
                                             ______________________________
                                                A. Lynn Boerner
                                                Vice-President and
                                                Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index


4.1 Fifteenth Amendment Dated April 12, 1996 to the Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc.

11.1  Statement Re: Computation of Per Share Earnings

27    Financial Data Schedule