Form 10-Q
period 1996-08-03
OSHMANS SPORTING GOODS INC
filed 1996-09-16
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  August 3,  1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For  the  transition  period  from  _______  to  _______

                         Commission file number  0-5648

                         OSHMAN'S SPORTING GOODS,  INC.
                         ------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                              74-1031691
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

YES    X        NO
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  stock,  $1.00  par  value            5,826,199
    ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AUGUST 3, 1996, FEBRUARY 3, 1996 AND JULY 29, 1995
                                (IN THOUSANDS)


                                                            AUGUST 3,    FEBRUARY 3,   JULY 29,
                                                              1996          1996        1995
                                                           ----------- ------------  ------------
     ASSETS                                                (UNAUDITED)               (UNAUDITED)
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                   $    361      $    327    $    240
 ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
  $391 AUG 96, $386 FEB 96 AND $393 JUL 95                      2,663         3,452       3,480
 MERCHANDISE INVENTORIES                                      126,629       110,630     103,585
 PREPAID EXPENSES AND OTHER                                     8,042         7,819       7,555
                                                             --------      --------    --------
    TOTAL CURRENT ASSETS                                      137,695       122,228     114,860

PROPERTY, PLANT AND EQUIPMENT, AT COST                         96,189        93,807      82,498
  LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                                                54,786        53,701      52,522
                                                             --------      --------    --------
    NET PROPERTY, PLANT AND EQUIPMENT                          41,403        40,106      29,976

OTHER ASSETS                                                      541           589         605
                                                             --------      --------    --------
                                                             $179,639      $162,923    $145,441
                                                             ========      ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                 $    882      $    809    $    396
 TRADE ACCOUNTS PAYABLE                                        49,872        35,486      29,975
 ACCRUED LIABILITIES                                           19,843        18,231      14,724
 INCOME TAXES                                                   4,365         4,382         206
 RESTRUCTURING RESERVE                                            278           480       3,965
                                                             --------      --------    --------
    TOTAL CURRENT LIABILITIES                                  75,240        59,388      49,266

DEFERRED FEDERAL INCOME TAXES                                     504           504         267

DEFERRED RENTAL ALLOWANCES                                      3,062         3,180       1,759

LONG-TERM OBLIGATIONS                                          46,805        36,681      32,245

STOCKHOLDERS' EQUITY
 COMMON STOCK                                                   5,829         5,822       5,811
 ADDITIONAL CAPITAL                                             3,978         3,865       3,610
 RETAINED EARNINGS                                             44,242        53,504      52,504
 LESS TREASURY STOCK, AT COST                                     (21)          (21)        (21)
                                                             --------      --------    --------
    STOCKHOLDERS' EQUITY                                       54,028        63,170      61,904
                                                             --------      --------    --------
                                                             $179,639      $162,923    $145,441
                                                             ========      ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                       AUGUST 3, 1996 AND JULY 29, 1995
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              ---------------------     --------------------
                                                                 1996         1995         1996       1995
                                                              ---------     -------     ---------  ---------
       NET SALES                                               $92,000      $84,481     $174,720   $153,888

       COST OF GOODS SOLD                                       65,647       56,251      118,188     99,519
                                                               -------      -------     --------   --------
                 GROSS PROFIT                                   26,353       28,230       56,532     54,369

       OPERATING EXPENSES
         SELLING AND ADMINISTRATIVE EXPENSES                    31,307       27,620       60,947     53,568
         AMORTIZATION OF PRE-OPENING COSTS                       1,013          261        1,979        577
         STORE CLOSING PROVISION                                 1,227           35        1,324        214
         MISCELLANEOUS INCOME                                     (100)      (1,604)        (399)    (1,940)
                                                               -------      -------     --------   --------

                 OPERATING (LOSS) INCOME                        (7,094)       1,918       (7,319)     1,950

       INTEREST EXPENSE, NET                                       913          423        1,847        888
                                                               -------      -------     --------   --------

       EARNINGS (LOSS) BEFORE INCOME TAXES                      (8,007)       1,495       (9,166)     1,062

       INCOME TAXES                                                 34           75           96        120
                                                               -------      -------     --------   --------

                 NET EARNINGS (LOSS)                           $(8,041)      $1,420      $(9,262)      $942
                                                               =======      =======     ========   ========

       EARNINGS (LOSS) PER COMMON AND COMMON
         EQUIVALENT SHARE                                       $(1.38)        $.24       $(1.59)      $.16
                                                               =======      =======     ========   ========


       WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES                            5,828        5,886        5,828      5,890
                                                               =======      =======     ========   ========

       DIVIDENDS PER SHARE                                       $   -        $   -        $   -      $   -
                                                               =======      =======     ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED AUGUST 3, 1996 AND JULY 29, 1995
                                   (UNAUDITED)
                                 (in thousands)


                                                                                    1996       1995
                                                                                 ---------  ---------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET EARNINGS(LOSS)                                                             $(9,262)   $    942
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                  3,260       2,704
    RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE                                       (5)         (2)
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF
      DEPRECIATION AND AMORTIZATION                                                 (202)     (2,803)
    PROVISION FOR LOSSES ON STORE CLOSINGS                                         2,329         214
    STOCK OPTION AND BONUS PLAN EXPENSE                                               76         176
    (GAIN)LOSS ON DISPOSITION OF FIXED ASSETS                                         (4)         99
    DECREASE IN DEFERRED INCONE TAXES                                                  -         (35)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                      (118)        (72)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE(INCREASE) IN ACCOUNTS RECEIVABLE                                      794         (41)
      INCREASE IN MERCHANDISE INVENTORIES                                        (15,999)     (5,291)
      DECREASE(INCREASE) IN PREPAID EXPENSES AND OTHER                               839      (1,267)
      INCREASE(DECREASE) IN TRADE ACCOUNTS PAYABLE                                14,386     (15,711)
      (DECREASE)INCREASE IN ACCRUED LIABILITIES                                     (632)      1,100
      (DECREASE)INCREASE IN INCOME TAXES                                             (17)         78
                                                                                 -------     -------
        NET CASH USED BY OPERATING ACTIVITIES                                     (4,555)   (19,909)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                  26         17
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                       (7,682)    (5,867)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                              1          6
  PROCEEDS FROM NOTE RECEIVABLE                                                       24         24
  DEPOSITS FOR ACQUISITION OF LEASEHOLD INTERESTS                                      -     (2,000)
  PROCEEDS FROM LANDLORDS                                                          1,979        925
                                                                                 -------    -------
        NET CASH USED BY INVESTING ACTIVITIES                                     (5,652)    (6,895)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE                                                        44          -
  PROCEEDS FROM ISSUANCE OF LONG-TERM OBLIGATIONS                                    258        676
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                 (423)      (170)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                    10,362     26,284
                                                                                 -------    -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,241     26,790

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  34        (14)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     327        254
                                                                                 -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   361    $   240
                                                                                 =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR
          INCOME TAXES                                                           $    98    $    64
          INTEREST                                                                 1,769        824

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 3, 1996 AND JULY 29, 1995
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1995 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months and six months ended August 3, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE B

During the second quarter of fiscal 1996, the Company recorded a store closing provision of $2,200,000 for inventory liquidation losses, lease termination costs, leasehold and fixed asset write-offs and other incremental closing costs in connection with certain underperforming traditional stores which the Company expects to close by the end of fiscal 1996. Of the $2,200,000 recorded, $1,000,000 is for inventory liquidation losses and is included in cost of goods sold on the Company's Consolidated Statements Of Operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                              PERCENTAGE OF NET SALES
                                        --------------------------------
                                            2ND QUARTER      SIX MONTHS
                                        --------------------------------
                                           1996     1995    1996    1995
                                           ----     ----    ----    ----

Net sales                                  100.0   100.0   100.0   100.0
Cost of goods sold                          71.4    66.6    67.6    64.7
                                           -----   -----   -----   -----
     Gross profit                           28.6    33.4    32.4    35.3
Operating expenses
     Selling and administrative expenses    34.0    32.7    34.9    34.8
     Amortization of pre-opening costs       1.1      .3     1.1      .4
     Store closing provision                 1.3       -      .8      .1
     Miscellaneous income                    (.1)   (1.9)    (.2)   (1.3)
                                            -----   -----   -----   -----
          Operating income (loss)           (7.7)    2.3    (4.2)    1.3
Interest expense, net                        1.0      .5     1.1      .6
                                            -----   -----   -----   -----
Earnings (loss) before income taxes         (8.7)    1.8    (5.3)     .7
Income taxes                                   -      .1       -      .1
                                            -----   -----   -----   -----
Net earnings (loss)                         (8.7)    1.7    (5.3)     .6
                                            =====   =====   =====   =====


Net sales for the quarter and six months of fiscal 1996 increased 8.9% and 13.5% respectively compared to the same periods in fiscal 1995. The increase in sales is attributable to sales contributions from the 15 new SuperSports USA megastores opened since the beginning of fiscal 1995. Sales from megastores during the first half of fiscal 1996 increased 68.1% over the same period last year and represented 61.6% of total retail sales compared to 42.1% in the first half of fiscal 1995. The increase in megastore sales was partially offset by reduced sales from the Company's traditional stores. The Company has closed 26 traditional stores since the beginning of fiscal 1995, including 13 which were a part of the Company's restructure group. Sales declines in the first half of fiscal 1996 attributable to closed stores totaled $12.2 million.

Comparable same store sales in the Company's SuperSports USA megastores declined 5.4% in the second quarter of fiscal 1996 while sales in comparable traditional stores decreased 13.4% causing a 9.7% decline in overall same store sales compared to the same period in 1995. In the first six months of fiscal 1996, comparable same store sales in the megastores decreased 3.4% while same store sales in traditional stores decreased by 12.6% resulting in an overall 8.2% decline.

Management attributes the decline in comparable traditional store sales primarily to increased competition from megastores and secondly, to cannibalization of sales resulting from the expansion of the Company's megastores. Management believes that changing consumer preferences toward sporting goods megastores has had a detrimental impact on the Company's existing traditional stores and will continue to have a detrimental impact on these stores in the future. Accordingly, the Company is currently evaluating more aggressive strategies that could be implemented to reduce the number of traditional stores in operation. The decline in overall comparable store sales resulted primarily from hardlines, especially in-line skates. Additionally, second quarter sales were unfavorable impacted by reduced team sports apparel sales due to the increased second quarter 1995 sales associated with the Houston Rockets winning the 1995 NBA championship.

Cost of goods sold as a percentage of net sales was 71.4% and 67.6% respectively in the quarter and six months ended August 3, 1996 compared to 66.6% and 64.7% respectively for the same periods in fiscal 1995. Cost of goods sold as a percentage of net sales was negatively affected by aggressive markdowns and other adjustments which reduced the carrying value of inventories. The Company took additional markdowns in the second quarter of fiscal 1996 in an effort to reduce excessive inventories resulting from lower than planned sales and from stores closed and expected to close.

Also during the second quarter, the Company recorded additional adjustments to the carrying value of inventory reflecting shrinkage in physical inventory. Management attributes the increase in the inventory shrinkage rate as a percentage of sales to comparable store sales declines and increased promotional pricing activities. In an effort to reduce inventory shrinkage, management is in the process of evaluating the implementation of more stringent operating procedures.

Selling and administrative expenses as a percentage of net sales were 34.0% and 34.9% respectively for the quarter and six months ended August 3, 1996 compared to 32.7% and 34.9% respectively in the same periods last year. Selling and administrative expenses as a percentage of net sales increased due to lower than expected net sales in the traditional stores and the addition of new stores that have not yet grown to expected sales levels.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. Expenses of $1.0 million and $2.0 million in the quarter and six months ending August 3, 1996 compared to $261,000 and $577,000 respectively in the same periods last year relate to the opening of 12 megastores in fiscal 1995 and three during the first half of fiscal 1996 compared to only five megastores openings in comparable periods in the prior fiscal years.

Store closing provision expenses were $1.2 million and $1.3 million respectively in the second quarter and first six months of fiscal 1996 compared to $35,000 and $214,000 respectively in the same periods last year. During the second quarter of fiscal 1996, the Company recorded a provision of $2.2 million ($1.0 million of which is related to inventories and is included in cost of goods sold) in connection with certain
underperforming traditional stores which management expects to close by the end of fiscal 1996. The provision was established primarily to cover inventory liquidation losses, lease termination costs, leasehold and fixed asset write-offs and other incremental store closing costs. Management intends to continue to evaluate underperforming stores and assess alternatives with regard to these locations.

The Company closed six traditional stores in the first half of fiscal 1996 compared to 17 (12 of which were included in the Company's restructure group) during the first half of fiscal 1995. The Company expects it will close 19 traditional stores during fiscal 1996. In fiscal 1995, a total of 20 traditional stores were closed, including 12 which were included in the restructure group.

Miscellaneous income was $100,000 and $399,000 respectively in the second quarter and first six months of fiscal 1996 compared to $1.6 million and $1.9 million respectively in the same periods of fiscal 1995 which included a gain of $1.6 million related to a condemnation award.

Net interest expense for the second quarter and first six months of fiscal 1996 was $913,000 and $1.8 million respectively compared to $423,000 and $888,000 respectively for the same periods last year. The increased interest expense is related to increased average borrowings under the Company's credit facility.

Income taxes in fiscal 1996 and 1995 are related primarily to state income taxes. There was no income tax benefit in fiscal 1996 or 1995 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109.

In the first half of fiscal 1996, the Company had a pretax loss of $9.2 million compared to income of $1.1 million before income taxes in the same period last year. The decline in results in fiscal 1996 compared to fiscal 1995 is primarily attributable to reduced gross margin resulting from comparable store sales declines and to increased markdowns and inventory adjustments as discussed above. Additionally, the non-recurrence of the condemnation gain in 1995 and the provision in fiscal 1996 for additional traditional store closings, along with increased amortization of pre-opening expenses and interest expense further contributed to the loss this year.

Liquidity and Capital Resources

Cash and equivalents at August 3, 1996 were $361,000 compared to $327,000 at February 3, 1996. In the first half of fiscal 1996, cash totaling $4.6 million was used by operating activities. The primary use of cash during this period was related to an $16.0 million increase in merchandise inventories partially offset by an increase in trade accounts payable of $14.4 million. The increase in merchandise inventories and corresponding increase in trade accounts payable are related to normal seasonal fluctuations and to inventory buildup for back to school promotions which began in the last week of the second quarter.

Additionally, a portion of the increase was related to inventory for three new SuperSports USA megastores which opened in the first half of fiscal 1996.

Investing activities used cash totaling $5.7 million, primarily for the purchase of property, plant and equipment, including the opening of three SuperSports USA megastore in the first half of fiscal 1996 and the renovation of one of the seven store locations acquired from SportsTown, Inc. in 1995. There currently are four additional SuperSports USA megastores under construction in Texas and California, and are expected to open in fiscal 1996.

Financing activities provided cash of $10.2 million as the Company utilized its credit facility to meet its working capital needs during the first half of fiscal 1996. Average borrowings under the Company's credit facility during the first six months of fiscal 1996 were $39.0 million, and the highest amount of borrowings and outstanding letters of credit was $47.3 million at July 1, 1996. During the same period of fiscal 1995, average borrowings were $21.8 million, and the highest amount of borrowings and outstanding letters of credit was $34.2 million at July 25, 1995. The increased level of borrowing in fiscal 1996 is related primarily to the net inventory requirements and capital expenditures related to the 15 SuperSports USA megastores opened since the beginning of fiscal 1995. The Company's revolving credit facility with The CIT Group/Business Credit, Inc. expires August 31, 1997. The Company is presently engaged in discussions with CIT regarding a renewal of the credit facility and an increase in its revolving line of credit.

As discussed above, the Company expects to close 19 traditional stores in fiscal 1996. At the end of the second quarter of fiscal 1996, the Company has available reserves totaling $4.4 million related to stores it expects to close and for stores previously closed, including one store in the restructure group, for which lease obligations have not been terminated. The Company believes that this amount is adequate to cover future costs associated with these locations.

During July 1996, William N. Anderson, formerly President, Chief Operating Officer and Director, resigned from the Company. In light of Mr. Anderson's resignation, Mr. Lindsay J. Rice, Executive Vice President, has reassumed responsibility for merchandising and marketing under the supervision of Alvin N. Lubetkin, Chief Executive Officer. In addition, Timothy L. Grady, Senior Vice President and Chief Financial Officer has assumed responsibility for Information Systems and Human Resource activities which were formerly coordinated by Mr. Anderson.

                          PART II -- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

(a) June 21, 1996 annual meeting of stockholders.

(c) Matters voted upon.

        1. Election of six directors to serve as the Board of Directors until the next annual meeting of stockholders and until their respective successors are elected.


                                                    NUMBER OF VOTES
                                            ------------------------------
                                                WITHHELD        BROKER
NOMINEE                         FOR             AUTHORITY       NON-VOTES
- --------                      ------            ----------      ----------

William N. Anderson           5,558,540            4,480            -

Marvin Aronowitz              5,558,540            4,480            -

Alvin N. Lubetkin             5,558,540            4,480            -

Marilyn Oshman                5,558,440            4,580            -

Manuel Sanchez, III.          5,558,540            4,480            -

Dolph B. H. Simon             5,558,340            4,680            -

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OSHMAN'S SPORTING GOODS, INC.


Date: September 16, 1996                By: /s/ Timothy L. Grady
     -----------------                     ---------------------------
                                           Timothy L. Grady
                                           Senior Vice President and
                                           Chief Financial Officer


Date: September 16, 1996                By: /s/ A. Lynn Boerner
     -----------------                     ---------------------------
                                           A. Lynn Boerner
                                           Vice President and
                                           Chief Accounting Officer

ITEM 6.  EXHIBITS




                                 Exhibit Index


 4.1(a) Sixteenth Amendment Dated July 18, 1996 to the Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc.

 4.1(b) Seventeenth Amendment Dated August 2, 1996 to the Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc.

11.1     Statement Re:  Computation of Per Share Earnings

27       Financial Data Schedule