Form 10-Q
period 1996-11-02
OSHMANS SPORTING GOODS INC
filed 1996-12-17
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  November  2,  1996

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

YES    X        NO_____
    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  stock,  $1.00  par  value            5,827,249
    ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            NOVEMBER 2, 1996, FEBRUARY 3, 1996 AND OCTOBER 28, 1995
                                (IN THOUSANDS)


                                        NOVEMBER 2,     FEBRUARY 3,     OCTOBER 28,
                                            1996           1996            1995
                                        -----------     ----------      -----------
                  ASSETS                (UNAUDITED)                     (UNAUDITED)
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS              $      493      $     327       $     408
 ACCOUNTS RECEIVABLE, LESS ALLOWANCE
  OF $393 NOV 96, $386 FEB 96 AND
  $395 OCT 95                                1,777          3,452           2,742
 MERCHANDISE INVENTORIES                   143,163        110,630         129,699
 PREPAID EXPENSES AND OTHER                  7,869          7,819           7,281
                                        -----------     ----------      -----------
    TOTAL CURRENT ASSETS                   153,302        122,228         140,130

PROPERTY, PLANT AND EQUIPMENT, AT COST     100,128         93,807          90,892
 LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                             55,766         53,701          52,757
                                        -----------     ----------      -----------
    NET PROPERTY, PLANT AND EQUIPMENT       44,362         40,106          38,135

OTHER ASSETS                                   527            589             581
                                        -----------     ----------      -----------
                                        $  198,191      $ 162,923       $ 178,846
                                        ===========     ==========      ===========
    LIABILITIES AND STOCKHOLDERS'
      EQUITY
CURRENT LIABILITIES
 CURRENT MATURITIES OF LONG-TERM
   OBLIGATIONS                          $      874      $     809       $     403
 TRADE ACCOUNTS PAYABLE                     55,746         35,486          55,138
 ACCRUED LIABILITIES                        19,380         18,231          16,802
 INCOME TAXES                                4,347          4,382           4,641
 RESTRUCTURING RESERVE                         246            480           3,210
                                        -----------     ----------      -----------
    TOTAL CURRENT LIABILITIES               80,593         59,388          80,194

DEFERRED FEDERAL INCOME TAXES                  504            504             290

DEFERRED RENTAL ALLOWANCES                   3,004          3,180           1,725

LONG-TERM OBLIGATIONS                       62,902         36,681          37,704

STOCKHOLDERS' EQUITY
 COMMON STOCK                                5,830          5,822           5,821
 ADDITIONAL CAPITAL                          4,032          3,865           3,770
 RETAINED EARNINGS                          41,347         53,504          49,363
 LESS TREASURY STOCK, AT COST                  (21)           (21)            (21)
                                        -----------     ----------      -----------
    STOCKHOLDERS' EQUITY                    51,188         63,170          58,933
                                        -----------     ----------      -----------
                                        $  198,191      $ 162,923       $ 178,846
                                        ===========     ==========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                     NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                            1996            1995            1996            1995
                                        -----------     ----------      -----------     -----------
NET SALES                               $    78,859     $   71,739      $   253,578     $   225,627

COST OF GOODS SOLD                           49,660         46,356          167,847         145,875
                                        -----------     ----------      -----------     -----------
    GROSS PROFIT                             29,199         25,383           85,731          79,752

OPERATING EXPENSES
 SELLING AND ADMINISTRATIVE EXPENSES         30,714         27,852           91,659          81,420
 AMORTIZATION OF PRE-OPENING COSTS            1,018            424            2,998           1,001
 STORE CLOSING PROVISION                       (185)            36            1,140             250
 MISCELLANEOUS INCOME                          (420)          (437)            (820)         (2,377)
                                        -----------     ---------       -----------     -----------
    OPERATING LOSS                           (1,928)        (2,492)          (9,246)           (542)

INTEREST EXPENSE, NET                           953            614            2,801           1,502
                                        -----------     ----------      -----------     -----------
LOSS BEFORE INCOME TAXES                     (2,881)        (3,106)         (12,047)         (2,044)

INCOME TAXES                                     14             35              110             155
                                        -----------     ----------      -----------     -----------
    NET LOSS                            $    (2,895)    $   (3,141)     $   (12,157)    $    (2,199)
                                        ===========     ==========      ===========     ===========

EARNINGS(LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                $      (.50)    $     (.54)     $     (2.09)    $      (.38)
                                        ===========     ==========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES                                       5,830          5,815            5,828           5,814
                                        ===========     ==========      ===========     ===========

DIVIDENDS PER SHARE                     $        --     $       --      $        --     $        --
                                        ===========     ==========      ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                  (UNAUDITED)
                                (in thousands)

                                                                                  1996            1995
                                                                                --------        --------
CASH FLOWS OF OPERATING ACTIVITIES:
 NET LOSS                                                                       $(12,157)       $ (2,199)
 ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                    4,979           4,111
  RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE                                         (7)             --
  CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF
   DEPRECIATION AND AMORTIZATION                                                    (234)         (3,551)
  PROVISION FOR LOSSES ON STORE CLOSINGS                                             861             442
  STOCK OPTION AND BONUS PLAN EXPENSE                                                132             336
  LOSS ON DISPOSITION OF FIXED ASSETS                                                126              94
  DECREASE IN DEFERRED INCOME TAXES                                                   --             (12)
  AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                        (176)           (106)
  CHANGES IN ASSETS AND LIABILITIES:
   DECREASE IN ACCOUNTS RECEIVABLE                                                 1,682             695
   INCREASE IN MERCHANDISE INVENTORIES                                           (32,533)        (31,405)
   DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER                                 245          (2,210)
   INCREASE IN TRADE ACCOUNTS PAYABLE                                             20,260           9,452
   INCREASE IN ACCRUED LIABILITIES                                                   409           3,337
   (DECREASE) INCREASE IN INCOME TAXES                                               (35)          4,513
                                                                                --------        --------
     NET CASH USED BY OPERATING ACTIVITIES                                       (16,448)        (16,503)

CASH FLOWS OF INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF FIXED ASSETS                                                   28              22
 PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                       (14,425)        (17,623)
 PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                               1              10
 PROCEEDS FROM NOTE RECEIVABLE                                                        27              34
 PROCEEDS FROM LANDLORDS                                                           4,654           1,948
                                                                                --------        --------
     NET CASH USED BY INVESTING ACTIVITIES                                        (9,715)        (15,609)

CASH FLOWS OF FINANCING ACTIVITIES:
 PROCEEDS FROM STOCK ISSUANCE                                                         43              10
 PROCEEDS FROM ISSUANCE OF LONG-TERM OBLIGATIONS                                     258             676
 PAYMENTS OF LONG-TERM OBLIGATIONS                                                  (644)           (264)
 PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                     26,672          31,844
                                                                                --------        --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    26,329          32,266

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            166             154

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     327             254
                                                                                --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    493        $    408
                                                                                ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR
    INCOME TAXES                                                                $    122        $    434
    INTEREST                                                                       2,695           1,488


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1995 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months and nine months ended November 2, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE B

Efective November 18, 1996, the Company amended its financing agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc. The amended agreement provides for an increase on the existing revolving line of credit from $55,000,000 to $70,000,000 and extends the term of the agreement to August 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                              PERCENTAGE OF NET SALES
                                        --------------------------------
                                           3RD QUARTER      NINE MONTHS
                                        ----------------   -------------
                                          1996     1995     1996   1995
                                        -------  -------   ------ ------

Net sales                                 100.0    100.0   100.0   100.0
Cost of goods sold                         63.0     64.6    66.2    64.7
                                          -----    -----   -----   -----
     Gross profit                          37.0     35.4    33.8    35.3
Operating expenses
     Selling and administrative expenses   38.9     38.8    36.1    36.1
     Pre-opening expenses                   1.3       .6     1.2      .4
     Store closing provision               ( .2)      .1      .4      .1
     Miscellaneous income                  ( .5)    ( .6)   ( .3)   (1.1)
                                          -----    -----   -----   -----
          Operating income (loss)          (2.4)    (3.5)   (3.6)   ( .2)
Interest expense, net                       1.2       .9     1.1      .7
                                          -----    -----   -----   -----
Earnings (loss) before income taxes        (3.7)    (4.3)   (4.8)   ( .9)
Income taxes                                  -       .1       -      .1
                                          -----    -----   -----   -----
Net earnings (loss)                        (3.7)    (4.4)   (4.8)   (1.0)
                                          =====    =====   =====   =====

Net sales for the third quarter and first nine months of fiscal 1996 increased 9.9% and 12.4% respectively compared to the same periods in fiscal 1995. The increase in sales is attributable to sales contributions from the 17 new SuperSports USA megastores opened since the beginning of fiscal 1995. Sales from megastores during the first nine months of fiscal 1996 increased 64.9% over the same period last year and represented 62.5% of total retail sales compared to 43.4% in the first nine months of fiscal 1995. The increase in megastore sales was partially offset by reduced sales from the Company's traditional stores. The Company has closed 31 traditional stores since the beginning of fiscal 1995, including 13 which were a part of the Company's restructure group. Sales declines in fiscal 1996 attributable to closed stores totaled $14.9 million.

Comparable same store sales in the Company's SuperSports USA megastores increased .5% in the third quarter of fiscal 1996 while sales in comparable traditional stores decreased

11.5% causing a 6.1% decline in overall same store sales compared to the same period in 1995. During the first nine months of fiscal 1996, comparable same store sales in the megastores decreased 2.3% while same store sales in traditional stores decreased by 12.3% resulting in an overall 7.8% decline compared to the same period in 1995.

Management attributes the decline in comparable traditional store sales primarily to increased competition from megastores and secondly, to cannibalization of sales resulting from the expansion of the Company's megastores. Management believes that changing consumer preferences toward sporting goods megastores have had a detrimental impact on the Company's existing traditional stores and will continue to have a detrimental impact on these stores in the future. Accordingly, the Company has accelerated the closing of underperforming traditional stores and had closed 11 stores as of the end of the fiscal 1996 third quarter and an additional six in November, 1996.

Cost of goods sold as a percentage of net sales was 63.0% and 66.2% respectively in the quarter and nine months ended November 2, 1996 compared to 64.6% and 64.7% respectively for the same periods in fiscal 1995. Cost of goods sold as a percentage of net sales for the first nine months of fiscal 1996 was negatively affected by aggressive markdowns and other adjustments which reduced the carrying value of inventories in the second quarter of fiscal 1996 as the Company took additional markdowns in an effort to reduce excessive inventories resulting from lower than planned sales and from stores closed and expected to close. Additionally, the Company recorded additional adjustments to the carrying value of inventory reflecting shrinkage in physical inventory.

Selling and administrative expenses as a percentage of net sales were 38.9% and 36.1% respectively for the quarter and nine months ended November 2, 1996 compared to 38.8% and 36.1% respectively in the same periods last year. Selling and administrative expenses as a percentage of sales increased in stores as a result of lower sales as discussed above and due to the addition of new stores that have not yet grown to expected sales levels. However, the increased rate of selling and administrative expenses in stores was offset by the leveraging effect of increased sales volumes on corporate overhead and other relatively fixed costs as a percentage of sales.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. Expenses of $1.0 million and $3.0 million in the quarter and nine months ending November 2, 1996 compared to $424,000 and $1.0 million respectively in the same periods last year relate to the opening of 17 megastores in fiscal 1995 and during the first nine months of fiscal 1996 compared to only nine megastore openings in comparable periods in the prior fiscal years.

Store closing provision expenses (income) were ($185,000) and $1.1 million respectively in the third quarter and first nine months of fiscal 1996 compared to $36,000 and $250,000 respectively in the same periods last year. The provision was established primarily to cover lease termination costs, leasehold and fixed asset write-offs and other incremental store closing costs. Management intends to continue to evaluate underperforming stores and assess alternatives with regard to these locations.

Miscellaneous income was $420,000 and $820,000 respectively in the third quarter and first nine months of fiscal 1996 compared to $437,000 and $2.4 million respectively in the same periods of fiscal 1995. The fiscal 1995 results include a gain of $1.6 million related to a condemnation award recorded in the second quarter of fiscal 1995.

Net interest expense for the third quarter and first nine months of fiscal 1996 was $953,000 and $2.8 million respectively compared to $614,000 and $1.5 million respectively for the same periods last year. The increased interest expense is related to increased average borrowings under the Company's credit facility.

Income taxes in fiscal 1996 and 1995 are related primarily to state income taxes. There was no income tax benefit in fiscal 1996 or 1995 as a result of the Company's inability to fully recognize the tax benefits of net operating losses and future deductible temporary differences in the calculation of its tax expense under SFAS 109.

In the first nine months of fiscal 1996, the Company had a pretax loss of $12.0 million compared to a loss of $2.0 million before income taxes in the same period last year. The decline in results in fiscal 1996 compared to fiscal 1995 is primarily attributable to reduced gross margin resulting from comparable store sales declines and to increased markdowns and inventory adjustments as discussed above. Additionally, the non-recurrence of the condemnation gain in 1995 and the provision in fiscal 1996 for additional store closings, along with increased amortization of pre-opening expenses and interest expense further contributed to the increased loss this year.



Liquidity and Capital Resources

Cash and equivalents at November 2, 1996 were $493,000 compared to $327,000 at February 3, 1996. In the first nine months of fiscal 1996, cash totaling $16.4 million was used by operating activities. The primary use of cash during this period was related to a $32.5 million increase in merchandise inventories partially offset by an increase in trade accounts payable of $20.3 million. The increase in merchandise inventories and corresponding increase in trade accounts payable are related to normal seasonal fluctuations and to inventory buildup in anticipation of the Christmas selling season. Additionally, a portion of the increase was related to inventory for five new SuperSports USA megastores which opened in the first nine months of fiscal 1996 and for two additional megastores which opened in November.

Investing activities used cash totaling $9.7 million, primarily for the purchase of property, plant and equipment, including the opening of five SuperSports USA megastore in the first nine months of fiscal 1996 and the renovation of three of the seven store locations acquired from SportsTown, Inc. in 1995. Two additional SuperSports USA megastores opened in November, completing the Company's new store program for fiscal 1996. Approximately $1.8 million was used for the purchase of computer hardware and software primarily related to the replacement of the Company's financial, payroll and human resources systems.

Financing activities provided cash of $26.3 million as the Company utilized its credit facility to meet its working capital needs during the first nine months of fiscal 1996. Average borrowings under the Company's credit facility during the first nine months of fiscal 1996 were $39.7 million, and the highest amount of borrowings and outstanding letters of credit was $55.2 million at November 1, 1996. During the same period of fiscal 1995, average borrowings were $24.3 million, and the highest amount of borrowings and outstanding letters of credit was $39.7 million at October 23, 1995. The increased level of borrowing in fiscal 1996 is related primarily to the net inventory requirements and capital expenditures related to the 17 SuperSports USA megastores opened since the beginning of fiscal 1995 and additionally to the operating loss before depreciation for the first nine months of fiscal 1996. The Company amended its revolving credit facility with The CIT Group/Business Credit, Inc. effective November 18, 1996. This amendment extended the term of the agreement to August 31, 1999 and increased the line of credit by $15.0 million to $70.0 million with an additional seasonal increase to $85.0 million during the period between September 15 and December 15 each year. In addition, the borrowing base formula was modified to provided for increased advance rates during certain times of the year. Other significant terms of the agreement remain unchanged.

As discussed above, the Company has accelerated the closure of underperforming traditional stores and as of the end of November had closed 17 traditional stores in fiscal 1996 and expects to close additional stores by the end of the fiscal year. At the end of the third quarter of fiscal 1996, the Company had available reserves totaling $3.6 million for lease termination costs, leasehold and fixed asset write-offs and other incremental stores closing costs related to store closures. The Company believes that this amount is adequate to cover estimated future costs associated with the expected closing of certain stores.

                          PART II -- OTHER INFORMATION

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHMAN'S SPORTING GOODS, INC.

       December 17, 1996                     /s/ TIMOTHY L. GRADY
Date:  _____________________            By:  ______________________________
                                               Timothy L. Grady
                                               Senior Vice President and
                                               Chief Financial Officer


       December 17, 1996                     /s/ A. LYNN BOERNER
Date:  _____________________            By:  ______________________________
                                               A. Lynn Boerner
                                               Vice-President and
                                               Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index


  4.1 Eighteenth Amendment Dated October 31, 1996 to the Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc.

 10.17 Employment Agreement between the Company and Timothy L. Grady, dated June 6, 1996.

 11.1  Statement Re:  Computation of Per Share Earnings

 27    Financial Data Schedule