Form 10-K
period 1997-02-01
OSHMANS SPORTING GOODS INC
filed 1997-05-01
CIK 75043

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 1, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from ____________________ to _______________

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

                         Yes   X         No _____
                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 21, 1997 (based upon the closing sales price as of such date) was $10,085,319.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 21, 1997:

                  Common Stock, $1.00 par value   5,827,249

Documents incorporated by reference: Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 20, 1997 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into
Part III.

                                     PART I

ITEM 1.   BUSINESS.

DEVELOPMENT OF BUSINESS

     Oshman's Sporting Goods, Inc. ("Oshman's" or the "Company"), which operates a chain of retail sporting goods specialty stores, was incorporated in Delaware in 1946 as the successor to a proprietorship founded by J.S. Oshman in 1931. Unless the context otherwise requires, the terms "Oshman's" and the "Company" as used herein include the Company and its subsidiaries, whether operating under the name "Oshman's"(R) or "SuperSports USA"(R).

     Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company is transforming its business by focusing its efforts on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet while rationalizing its pre-existing base of traditional stores, which average approximately 12,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

     SuperSports USA megastores are organized as a collection of distinctive sporting goods specialty shops. The merchandising format and layout of each megastore is designed to lead customers along a path through the store, in and out of specialty shops that concentrate on specific sporting goods categories such as in-line skating and skateboarding; skiing and snowboarding; cycling; golf; tennis and other racquet sports; fitness and exercise equipment; hunting, fishing, hiking and camping; and team sports such as baseball, softball, football, basketball, hockey, soccer and volleyball. Each specialty area merchandises sporting equipment as well as the appropriate apparel in a department-store style. Based on customer reception to the unique shopping experience provided at the Company's SuperSports USA megastores, these stores are becoming established shopping destinations.

     At the end of fiscal 1996, the Company operated 31 megastores and 84 traditional stores located primarily in medium to large metropolitan areas across the United States. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 84. In the fourth quarter of 1996, the Company announced its intention to close an additional 53 traditional stores in 1997 and recorded a store closing reserve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Store Closing Reserve." The Company will continue to operate stores in Texas and California as well as in Arizona, Florida, Louisiana, Minnesota, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

     The following table summarizes the contributions of the Company's stores since 1992. Traditional store data include results from the Company's clearance stores and occasional off-premises sales:



                                                                            FISCAL YEAR
                                                   --------------------------------------------------------------

                                                      1996       1995(1)       1994(1)        1993        1992
                                                   ----------  ------------  ------------  ----------  ----------

                                                                        (DOLLARS IN THOUSANDS)
STORES OPEN AT END OF PERIOD:
 Megastores......................................         31          24            12             8           5
 Traditional stores..............................         84         105           113           153         165
                                                    --------    --------      --------      --------    --------
   Total stores..................................        115         129           125           161         170
NET RETAIL SALES:
 Megastores......................................   $235,123    $164,523      $ 95,711      $ 64,616    $ 41,018
 Traditional stores..............................    128,963     162,323       185,993       235,100     264,872
                                                    --------    --------      --------      --------    --------
   Total net retail sales........................   $364,086    $326,846      $281,704      $299,716    $305,890
                                                    ========    ========      ========      ========    ========
WEIGHTED AVERAGE NET SALES PER STORE(2):
  Megastores.....................................   $  8,721    $ 10,244      $  9,970      $  9,850    $ 11,958
  Traditional stores.............................      1,282       1,499         1,600         1,460       1,529
PERCENTAGE OF NET RETAIL SALES:
  Megastores.....................................       64.6%       50.3%         34.0%         21.6%       13.4%
  Traditional stores.............................       35.4%       49.7%         66.0%         78.4%       86.6%
DIRECT STORE CONTRIBUTIONS(3):
  Megastores.....................................   $ 20,951    $ 19,384      $ 10,418      $  6,541    $  4,546
  Traditional stores (6).........................     (6,204)     10,566        15,016        10,106      19,752
                                                    --------    --------      --------      --------    --------
   Total.........................................   $ 14,747    $ 29,930      $ 25,434      $ 16,647    $ 24,298
                                                    ========    ========      ========      ========    ========
WEIGHTED AVERAGE DIRECT STORE CONTRIBUTION
 PER STORE(4):
  Megastores.....................................   $    777    $  1,207      $  1,086      $    997    $  1,325
  Traditional stores.............................        (62)         98           129            62         114
PERCENTAGE OF TOTAL DIRECT STORE CONTRIBUTIONS:
  Megastores.....................................      142.1%       64.7%         41.0%         39.3%       18.7%
  Traditional stores.............................      (42.1)%      35.3%         59.0%         60.7%       81.3%
CONTRIBUTION MARGIN(5):..........................
  Megastores.....................................        7.4%       10.6%         10.1%          8.6%       10.2%
  Traditional stores.............................          0%        6.5%          8.0%          4.3%        7.5%
      Total......................................        4.8%        8.6%          8.7%          5.2%        7.8%

---------------
(1) Fiscal years 1994 and 1995 exclude results of stores included in the Company's 1993 store closing restructure plan.
(2) Net retail sales for the period divided by the weighted average number of stores operated during the period.
(3) Direct store contributions are presented for comparative purposes and do not include charges for warehousing, buying, administrative or pre-opening expenses. Prior year results have been restated to exclude pre-opening expenses. Direct store contributions include all direct revenues and expenses incurred within the respective stores and allocated charges for advertising, insurance, accrual of shrinkage and merchandise markdowns and certain other expenses.
(4) Direct store contributions divided by the weighted average number of stores operated during the period.
(5) Direct store contributions divided by net retail sales.
(6) Fiscal 1996 includes a $6.3 million inventory adjustment related to 53 stores expected to close in 1997.

     Fiscal 1996 included 52 weeks compared to 53 weeks in fiscal 1995. On a comparable 52 week basis, Oshman's experienced a 2.5% same store sales decrease for SuperSports USA megastores and a 12.5% same store sales decrease for traditional stores during the fiscal year ended February 1, 1997.

     Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear focusing on middle- to high-end products. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. While certain of the Company's primary megastore competitors employ "every-day-low-price" strategies, the

Company is a promotional retailer. As such, the Company seeks to attract customers into its stores through advertised price reductions on selected merchandise, while maintaining full markups on other merchandise. The following table sets forth sales of sports apparel, footwear and sporting goods equipment as a percentage of net sales during the last three fiscal years.


                                  PERCENTAGE OF NET SALES
                                 --------------------------
                                        FISCAL YEAR
                                        ------------
                                 1996       1995      1994
                                 -----      ----      -----
     Sporting goods equipment      49%       50%        52%
     Sports apparel                28%       28%        29%
     Footwear                      23%       22%        19%

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

     The Company's ability to remain competitive is largely dependent upon its ability to provide a selection of merchandise that appeals to its customers' changing desires and that appropriately reflects geographical differences in seasonality, brands and sports preferences. A failure by the Company to accurately identify and respond to emerging trends in sports equipment or athletic footwear, apparel or accessories could have a material adverse effect on the Company's financial performance and results of operations.

     Several sporting goods retailers currently operate stores with a megastore format, including some with significantly greater resources than the Company. In addition, there are other businesses, retailers and otherwise, with substantially greater resources than the Company that may decide to enter the sporting goods megastore or warehouse-format retail business. This competition could have a material adverse effect on the Company.

TRANSFORMATION PLAN

     Management believes that changing consumer preferences toward sporting goods megastores has had a detrimental impact on the Company's existing traditional stores and will continue to have a detrimental impact on these stores in the future. In response to this trend, the Company has been focusing on opening and operating its SuperSports USA megastores. At the end of fiscal 1996, the Company operated 31 megastores and 84 traditional stores located primarily in medium to large metropolitan areas across the United States. The Company intends to continue to open additional SuperSports USA megastores in both its existing and new markets and currently anticipates opening six additional megastores during fiscal 1997. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions.

     Since the beginning of fiscal 1990 the Company has closed 119 traditional stores. In the fourth quarter of 1996, the Company announced its intention to close an additional 53 traditional stores during 1997 and recorded a store closing reserve. Changes in the number of stores and square footage during the last seven fiscal years are summarized below:


                                     NUMBER OF STORES                            SQUARE FOOTAGE (AT END OF PERIOD)
                 --------------------------------------------------------    -----------------------------------------
                               SUPERSPORTS
                 TRADITIONAL       USA         TRADITIONAL     OPERATED                  SUPERSPORTS
                   STORES       MEGASTORES        STORES          AT        TRADITIONAL      USA
FISCAL YEAR        OPENED         OPENED          CLOSED       YEAR END       STORES     MEGASTORES         TOTAL
-------------    -----------  --------------  --------------  -----------   -----------  -----------  ----------------
1990.........         5             2               11           189          2,090,000      158,000      2,248,000
1991.........         2             0                8           183          2,036,000      158,000      2,194,000
1992.........         2             3               18           170          1,879,000      337,000      2,216,000
1993.........         1             3(a)            13(a)        161(a)       1,744,000      504,000      2,248,000
1994.........         0             4(a)            24(a)        141(a)       1,454,000      785,000      2,239,000
1995.........         0            12(b)            20           133(b)       1,196,000    1,439,000      2,635,000
1996.........         0             7               25           115            948,000    1,847,000      2,795,000
                     --            --              ---
   Total.....        10            31              119
                     ==            ==              ===

-------------------
(a) Includes a traditional store which was expanded and converted to a megastore.
(b) Includes megastores opened at seven locations purchased from SportsTown, Inc.


SITE SELECTION

     The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white-collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Eight of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

     Although the Company realizes certain economies of scale in warehousing, distribution and advertising through the "clustering" of several stores in one market (most notably in the Dallas/Fort Worth, Houston and Los Angeles areas), it has also taken advantage of opportunities to successfully open and profitably maintain single SuperSports USA megastores in certain markets and intends to continue to pursue this flexible strategy.

PURCHASING AND SUPPLIERS

     The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 15.1%, 14.2% and 10.4% of the Company's total purchases in fiscal 1996, 1995 and 1994, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

DISTRIBUTION AND WAREHOUSING

     The Company utilizes a centralized distribution system operated through three distribution centers. Two are located in Houston, Texas, and the other is located in Santa Ana, California. Approximately 84% of the Company's inventory is shipped through these distribution centers. However, for certain items that the Company believes require more rapid delivery to stores because of higher product turnover or other conditions, the Company uses direct delivery from vendors. Substantially all of the merchandise distributed to Texas, Louisiana, Oklahoma and locations east of the Mississippi River flows through the Company's distribution centers located in Houston, Texas. The Company's distribution center in Santa Ana, California is responsible for distributing substantially all of the merchandise to the Company's stores in California, Arizona, New Mexico, Nevada, Utah and Washington.

MANAGEMENT INFORMATION SYSTEMS

     During fiscal 1996, the Company completed the installation of new financial reporting, payroll and human resources systems and is currently installing new sales audit/loss prevention software. In addition, the Company intends to update its merchandising information and management systems and has begun the process of reviewing available software. Management expects these new systems to be implemented by the beginning of fiscal 1998.

SEASONAL FACTORS

     Oshman's business is highly seasonal, with sales generally higher in the fourth quarter, peaking in December due to holiday shopping and the purchase of ski equipment. Any substantial decrease in sales during the fourth quarter could adversely affect the Company's results of operations. Weather conditions add to the seasonal nature of the business, particularly with respect to ski equipment and cold weather apparel. The Company's results of operations may also fluctuate on a quarterly basis as a result of seasonal variances and time and costs associated with selecting, constructing, staffing, stocking and opening new stores, as well as the timing of promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Fluctuations."

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

     As of February 1, 1997, Oshman's owned approximately 23 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

     Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates four stores in Japan under the Oshman's name. The Company also sells merchandise to this entity. During fiscal 1996, Oshman's discontinued its operations that made sales to certain institutional customers, including scholastic, industrial and amateur sports teams.

MISCELLANEOUS

     Oshman's typically satisfies its working capital needs out of internally generated funds from current operations and its credit facilities as addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

     Inasmuch as Oshman's is a retailer, backlog is not relevant to its business. Oshman's does not have contracts subject to renegotiation or termination and does not conduct any material research and development activities.

     Federal, state and local environmental regulations have not had, and are not expected to have, any material effect upon the expenditures, earnings or competitive position of the Company.

     As of February 1, 1997, Oshman's employed approximately 3,800 people including part-time employees.


ITEM 2.   PROPERTIES.

     Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex, and the Company also rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. In addition, the Company owns an 83,000 square foot warehouse on six acres of land in Houston, Texas. Oshman's owns other properties in Houston and San Antonio, Texas and in Los Angeles and Millbrae, California. Each of the properties owned by the Company is subject to mortgage liens of certain of the Company's lenders, including The CIT Group/Business Credit, Inc. ("CIT").

     Substantially all of Oshman's retail stores occupy leased space in modern structures. As of February 1, 1997, these retail stores occupied an aggregate of approximately 2,716,000 square feet of floor space under leases expiring at various dates from 1997 to 2017 (exclusive of renewal options). Traditional stores on average are comprised of approximately 12,000 square feet, while the average megastore occupies approximately 60,000 square feet. One traditional store and one megastore in locations owned by Oshman's occupied an aggregate of approximately 79,000 square feet of floor space.

     Aggregate rentals paid by the Company under all its leases amounted to approximately $20.3 million during the 1996 fiscal year. Most store leases provide for rentals that are the greater of a fixed minimum amount or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:


           NAME              AGE                    POSITIONS AND OFFICES HELD
---------------------------  ---      ------------------------------------------------------

Alvin N. Lubetkin(1)          63      Vice Chairman of the Board, Chief Executive Officer,
                                       President and Director
Marilyn Oshman(1)             57      Chairman of the Board and Director
Lindsay J. Rice               42      Executive Vice President
Timothy L. Grady              41      Senior Vice President and Chief Financial Officer
A. Lynn Boerner               56      Vice President, Chief Accounting Officer and Assistant
                                       Secretary
Richard G. Dennis             44      Vice President, Secretary and General Counsel
Mark L. Groeneman             40      Vice President
Thomas J. McVey               45      Vice President
Ray Miller                    50      Treasurer and Assistant Secretary
Steven U. Rath                42      Vice President

----------
(1)  Member of the Executive Committee



  Mr. Lubetkin has been an officer of the Company since 1966 and a Director since 1962. Mr. Lubetkin has overall responsibility for the Company's operations. He was originally hired by the Company in 1961.


  Ms. Oshman was elected Chairman of the Board in April 1993 and has been a Director of the Company since 1979. She has been employed by the Company since 1990.


  Mr. Rice was elected Executive Vice President in March 1991, and he oversees all advertising, promotional and merchandising activities of the Company. Prior to that time, he served as California Division Vice President from 1988 until 1991 and Divisional Merchandise Manager from 1986 through 1988.


  Mr. Grady was elected Senior Vice President and Chief Financial Officer in July 1996. Prior to that time, Mr. Grady was employed by Solo Serve Corporation since 1984, where he served in various positions, including Chief Financial Officer and Chief Operating Officer. In July 1994, Solo Serve Corporation filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In July 1995, the Bankruptcy Court approved a plan of reorganization and Solo Serve emerged from bankruptcy. From 1977 to 1984, Mr. Grady served in various positions in accounting and auditing for W. R. Grace Home Centers and Deloitte, Haskins, and Sells. Mr. Grady is a certified public accountant.


  Mr. Boerner has been an officer of the Company since 1984 and was elected Vice President in 1988. He was hired by the Company in 1971. Prior to joining the Company, Mr. Boerner was employed by Arthur Andersen & Co. Mr. Boerner is a certified public accountant.

  Mr. Dennis was elected Vice President in June 1994. Mr. Dennis has also served as General Counsel of the Company since 1993. Prior to that, he was employed as Managing Attorney, Banc One New Hampshire Asset Management Company from 1992 to 1993 and Associate Attorney, Weil, Gotshal & Manges from 1986 until 1992.


  Mr. Groeneman was elected Vice President of the Company in January 1997. He is primarily responsible for the Human Resources Department and payroll. Prior to becoming a Vice President of the Company, Mr. Groeneman served as a divisional Vice President for Human Resources from 1994 through 1996. Prior to that, he was employed as Manager of Human Resources/Distribution Centers for Mervyn's from 1991 to 1994.


  Mr. McVey was elected Vice President of the Company in March 1996. He is primarily responsible for store operations. Since 1994, Mr. McVey has served as divisional Senior Vice President and Regional Manager. Prior to that time, he was regional Vice President from 1989 to 1994.


  Mr. Miller was elected Treasurer in July 1996 and Assistant Secretary in January 1997. He originally joined the Company in 1976, serving in various accounting and treasury positions. In June of 1990, Mr. Miller left the Company and joined Profit Recovery Group, a contingency audit firm, where he was employed until September of 1993, at which time he rejoined the Company.


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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:


                                                      HIGH     LOW
                                                     -------  ------
FISCAL YEAR ENDED FEBRUARY 3, 1996
First Quarter ended April 29, 1995                    $ 7.63   $5.75
Second Quarter ended July 29, 1995                      9.38    5.75
Third Quarter ended October 28, 1995                   15.13    9.38
Fourth Quarter ended February 3, 1996                  13.88    9.75

FISCAL YEAR ENDED FEBRUARY 1, 1997
First Quarter ended May 4,1996                        $11.00   $9.38
Second Quarter ended August 3, 1996                     9.63    7.88
Third Quarter ended November 2, 1996                    7.88    5.00
Fourth Quarter ended February 1, 1997                   5.69    4.75

FISCAL YEAR ENDED JANUARY 31, 1998
First Quarter ended May 3,1997 (through April 21)     $ 5.19   $3.88

     As of April 21, 1997, there were approximately 1,025 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of April 21, 1997, was $4.50.


     The Board of Directors of the Company suspended the payment of dividends in March 1991 and does not anticipate paying dividends in the foreseeable future. The Company's credit agreement with CIT places certain limitations and restrictions on the Company's ability to pay dividends on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.


     The following table provides selected consolidated financial information for the Company's last five fiscal years.


FOR THE YEAR ENDED                FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,   JANUARY 29,   JANUARY 30,
OR AS OF THE YEAR END                1997          1996          1995          1994        1993/*/
                                  (52 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                 ------------  ------------  ------------  ------------  ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Sales                  $365,879      $342,889      $311,419      $307,935      $313,253
Net Earnings (Loss)                  (27,250)        1,942           290       (19,494)         (679)
Net Earnings (Loss) per Share          (4.67)          .32           .05         (3.36)         (.12)
Dividends per Share                       --            --            --            --            --
Total Assets                         160,734       162,923       135,077       126,432       138,341
Long-Term Debt                        42,397        36,681         5,665         3,712         1,696

--------------
* The year ended January 30, 1993 was restated from originally issued results to reflect a change in inventory valuation methods from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method during the third quarter of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW


     The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas, where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to affect the results of the Company's traditional stores. Since 1990, the Company has been in the process of transforming its business by focusing on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet, while rationalizing its pre-existing base of traditional stores, which average approximately 12,000 square feet.


     At the end of fiscal 1996, the Company operated 31 megastores and 84 traditional stores located primarily in medium to large metropolitan areas across the United States. In the fourth quarter of 1996, the Company announced its intention to close an additional 53 traditional stores in 1997 and recorded a store closing reserve. The Company will continue to operate stores in Texas and California as well as stores in Arizona, Florida, Louisiana, Minnesota, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.


STORE CLOSING RESERVE


     In the fourth quarter of fiscal 1996, the Company announced its plan to close 53 of its 84 traditional stores during fiscal 1997. The Company recorded a store closing reserve of $13.6 million to cover inventory adjustments ($6.3 million), lease termination costs ($5.2 million), leasehold and other asset write-offs ($1.3 million) and employee costs and other incremental store closing costs ($839,000).


     In association with the closing of these stores, the Company has implemented expense reductions, effective as of the end of fiscal 1996, which are designed to reduce store and overhead costs by approximately $4.0 million in 1997. These expense reductions are expected to result from personnel reductions and other efficiencies, including a reduction in its corporate headquarters staff commensurate with the reduction of the total stores in operation. Costs associated with the corporate reduction in force were included in the store closing reserve.


     The 53 stores that are planned to close in 1997 contributed sales of $50.1 million and $63.1 million in fiscal 1996 and 1995, respectively, and incurred direct store losses of $2.5 million in fiscal 1996 compared to direct store profits of $2.3 million in fiscal 1995. At the end of April 1997 the Company had closed 19 of these stores and expects an additional 17 to close by the end of July 1997. However, there can be no assurance that the Company will be successful in its efforts to negotiate lease terminations or that amounts reserved are adequate to cover the cost of such terminations. The Company may consider alternative uses for locations for which it may not be able to negotiate acceptable lease termination arrangements.

RESULTS OF OPERATIONS


     The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                            PERCENTAGE OF NET SALES
                                          ----------------------------
                                                  FISCAL YEAR
                                          ----------------------------
                                           1996       1995       1994
                                          ------     ------     ------

Net sales                                 100.0      100.0      100.0
Cost of goods sold                         68.5       65.3       64.9
                                          -----      -----      -----
   Gross profit                            31.5       34.7       35.1
Operating expenses:
   Selling and administrative expenses     35.1       33.6       35.2
   Pre-opening expenses                     1.0         .6         .3
   Corporate restructuring                    -        (.7)         -
   Store closing provision                  2.1         .7         .2
   Miscellaneous income                     (.2)       (.8)      (1.1)
                                          -----      -----      -----
      Operating income (loss)              (6.5)       1.4         .6
Interest expense, net                       1.0         .7         .4
                                          -----      -----      -----
Earnings (loss) before income taxes        (7.5)        .7         .1
Income tax (benefit)                        (.1)        .1          -
                                          -----      -----      -----
Net earnings (loss)                        (7.4)        .6         .1
                                          =====      =====      =====

FISCAL 1996 COMPARED TO FISCAL 1995


     Net sales for fiscal 1996, a 52 week period, increased 6.7% to $365.9 million from $342.9 million for fiscal 1995, a 53 week period. Management attributes the increase in net sales to the full year sales from 12 megastores opened in fiscal 1995 and to partial year sales from seven new megastores opened in fiscal 1996. Megastore sales increased to $235.1 million compared to $164.5 million in fiscal 1995, a 42.3% increase. The increased sales from new megastores were partially offset by decreased overall same store sales results and the elimination of $26.9 million of sales from the combined impact of the closing of 20 traditional stores during 1995 and 25 traditional stores during 1996 and the closing of the Company's athletic team business.


     Same store sales, on a comparative 52 week basis, in the Company's SuperSports USA megastores declined 2.5% while same store sales in traditional stores decreased 12.5%, resulting in a 7.9% decline in overall same store sales. The Company attributes the decline in comparable store sales primarily to increased competition and, secondly, to cannibalization of sales resulting from the opening of additional SuperSports USA megastores. As a result of the Company's efforts to increase margins and improve inventory turnover rates, the Company has reduced average store inventories. Although management believes that this strategy will improve the Company's financial performance, sales may be adversely impacted on an interim basis.


     Gross profit, as a percentage of net sales, decreased to 31.5% in fiscal 1996 compared to 34.7% in fiscal 1995. Gross profit was negatively impacted by an inventory adjustment of $6.3 million (1.7% as a percentage of sales) included in the store closing reserve discussed above. Gross profit as a percentage of sales was also negatively impacted by additional markdowns taken to reduce excessive inventories resulting from lower than planned sales and from stores closed during the year.


     Selling and administrative expenses as a percentage of net sales increased to 35.1% in fiscal 1996, compared to 33.6% in fiscal 1995. Selling and administrative expenses as a percentage of sales in stores increased as a result of lower than expected sales in the existing stores and the impact of new stores that have not yet grown to expected sales levels. Although corporate overhead and distribution costs declined as a percentage of sales, this decrease was not sufficient to offset the increase in selling and administrative expenses as a percentage of sales in stores. The Company has implemented expense reductions at the end of fiscal 1996 which are expected to reduce store and overhead costs in fiscal 1997 by approximately $4.0 million.


     Pre-opening expenses as a percentage of net sales increased to 1.0% in fiscal 1996, compared to .6% in fiscal 1995. The increased rate in fiscal 1996 compared to fiscal 1995 is related primarily to costs associated with the 12 stores opened in 1995 and the seven stores opened in 1996. The Company's policy with regard to the pre-opening expenses is that expenses related to stores larger than 25,000 square feet in size (anticipated to be only SuperSports USA megastores) are deferred and amortized over a one year period subsequent to the store opening.


     Store closing provision as a percentage of net sales was 2.1% in fiscal 1996, compared to .7% in fiscal 1995. The increase in store closing provision is related to the establishment of a store closing reserve of $7.3 million (excluding the $6.3 million reserve for inventory adjustments included in cost of goods sold for the 53 traditional stores that the Company plans to close in fiscal 1997 (see "-- Store Closing Reserve").


     The major components of miscellaneous income for fiscal 1996 and fiscal 1995 are set out in the table below:


                                      FISCAL YEAR
                                 --------------------
                                  1996         1995
                                 -------     --------
                                    (IN THOUSANDS)
Condemnation proceeds            $   --        $1,550
Fees from foreign licensees       1,238         1,087
Provision for earthquake loss        --           229
Other, net                         (465)         (252)
                                 ------        ------
   Total                         $  773        $2,614
                                 ======        ======


     Net interest expense for fiscal 1996 was $3.8 million, compared to $2.3 million in fiscal 1995. The increased net interest expense is primarily related to increased average borrowings under the Company's credit facility.


     Income tax expense for each of fiscal 1996 and 1995 are related primarily to state income taxes. In both fiscal 1996 and 1995, deferred tax benefits were utilized in the calculation of income tax expense in accordance with SFAS 109, and accordingly no federal income tax expense was recognized.

     In fiscal 1996, the Company incurred a pretax loss of $27.4 million compared to earnings before income taxes of $2.4 million in fiscal 1995. The significant factors in the reduced results for fiscal 1996 are the $13.6 million store closing reserve, comparable store sales declines, increased markdowns related to the lower sales and store closings, increased amortization of pre-opening costs, increased borrowings and the non-recurrence of the fiscal 1995 gain on a condemnation. In addition to these factors, traditional stores closed in 1996 and planned to close in 1997 recorded a $4.9 million loss in fiscal 1996 compared to a $2.5 million profit in fiscal 1995.


FISCAL 1995 COMPARED TO FISCAL 1994


     Net sales for fiscal 1995, which includes 53 weeks, increased $31.5 million, or 10.1%, compared to fiscal 1994, a 52 week year. The additional week in fiscal 1995 contributed approximately $5.4 million or 1.7% of the sales for 1995. The increase in sales is primarily attributable to a 63.3% increase in sales from SuperSports USA megastore compared to fiscal 1994 after giving consideration to the pre- and post-conversion sales of a traditional store converted to a megastore in October 1994. The increase in megastore sales was attributable to, among other things, (i) full year sales contributions from four new SuperSports USA megastores opened in fiscal 1994, (ii) partial year sales contributions from five new SuperSports megastores opened in fiscal 1995, (iii) sales contributions from the seven megastores opened in the fourth quarter of fiscal 1995 at locations acquired from SportsTown, Inc. and (iv) same store sales increases in existing megastores which, excluding the sales of a megastore converted from a traditional store in October 1994, increased 5.0% on a comparable 52 week basis. Megastore sales represented 50.3% of total retail sales (excluding sales from stores included in the restructure group) during fiscal 1995 compared to 34.0% in fiscal 1994. The sales increases from megastores were partially offset by reduced sales from the Company's traditional stores as the Company continued to close marginally performing traditional stores. Comparable same store sales, excluding sales from stores in the restructure group, increased .8% on a comparable 52 week basis in fiscal 1995 compared to fiscal 1994. At the end of fiscal 1995, the Company was operating 133 stores, including 24 megastores, compared to 141 stores, including 12 megastores, at the end of fiscal 1994.


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


     Selling and administrative expenses as a percentage of net sales decreased to 33.6% in fiscal 1995, compared to 35.2% in fiscal 1994. This decrease as a percentage of sales is primarily related to two factors. First, an increase in the proportionate number of SuperSports USA megastores in fiscal 1995, which on average have lower selling and administrative expenses as a percentage of sales than traditional stores, caused selling and administrative expenses as a percentage of net sales in stores to decrease compared to fiscal 1994. Second, the leveraging effect of the increased sales produced a decline in corporate overhead expenses and other relatively fixed expenses as a percentage of net sales in fiscal 1995 compared to fiscal 1994.


     Pre-opening expenses as a percentage of net sales increased to .6% in fiscal 1995, compared to .3% in fiscal 1994 and relate to the opening of 12 megastores in fiscal 1995 compared to four in fiscal 1994.


     At the end of fiscal 1995, the Company reevaluated its restructure reserve and reduced the remaining balance by crediting pretax income for $2.4 million in excess reserve. This excess amount related primarily to original estimates for lease termination costs that were in excess of amounts actually incurred.


     Store closing provision as a percentage of net sales increased to .7% in fiscal 1995 compared to .2% in fiscal 1994. In addition to costs incurred during fiscal 1995 in connection with the closing of eight traditional stores in the normal course of business as compared to the closing of nine stores in fiscal 1994, the Company at the end of fiscal 1995 recorded a charge for an additional provision of $2.2 million to cover estimated costs of lease terminations and write-off of fixed assets related to the expected closing of traditional stores and the Company's athletic team business in fiscal 1996.


     The major components of miscellaneous income for fiscal 1995 and fiscal 1994 are set out in the table below:


                                       FISCAL YEAR
                                   ---------------------
                                    1995          1994
                                   -------      --------
                                      (IN THOUSANDS)
Gain on sale of real estate and
   leasehold interests             $   --        $1,633
Condemnation proceeds               1,500            --
Fees from foreign licensees         1,087         1,418
Insurance recovery                     --           372
Recovery for earthquake loss          229           164
Other, net                           (252)          (53)
                                   ------        ------
    Total                          $2,614        $3,534
                                   ======        ======


     Net interest expense for fiscal 1995 increased to $2.3 million from $1.4 million in fiscal 1994. The increased net interest expense is primarily related to increased average borrowings under the Company's credit facility and to increases in the prime and LIBOR interest rates.


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

     The effective income tax rates for fiscal years 1995 and 1994 were 17.4% and 31.3% respectively and are related primarily to state income taxes. In both fiscal 1995 and 1994, deferred tax benefits were utilized in the calculation of income tax expense in accordance with SFAS 109, and accordingly no Federal income tax expense was recognized. As the Company's pretax income increases, state tax expense becomes proportionately less significant.


SEASONALITY AND QUARTERLY FLUCTUATIONS


     The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 1996 and fiscal 1995:


                                            FISCAL 1996
                            -------------------------------------------
                              FIRST     SECOND      THIRD      FOURTH
                             QUARTER    QUARTER    QUARTER    QUARTER
                            ---------  ---------  ---------  ----------
                                      (DOLLARS IN THOUSANDS)
Net sales                   $82,719    $92,000    $78,859    $112,301
Gross profit                $30,179    $26,353    $29,199    $ 29,364
Gross margin                   36.5%      28.6%      37.0%       26.2%
Operating income (loss)     $  (225)   $(7,094)   $(1,928)   $(14,371)
Operating margin                (.3%)     (7.7%)     (2.4%)     (12.8%)
Net income (loss)           $(1,221)   $(8,041)   $(2,895)   $(15,093)
Net income (loss) margin       (1.5%)     (8.7%)     (3.7%)     (13.4%)


                                            FISCAL 1995
                            -----------------------------------------
                            FIRST      SECOND     THIRD      FOURTH
                            QUARTER    QUARTER    QUARTER    QUARTER
                            -------    -------    -------    --------
                                     (DOLLARS IN THOUSANDS)
Net sales                   $69,407    $84,481    $71,739    $117,262
Gross profit                $26,139    $28,230    $25,383    $ 39,400
Gross margin                   37.7%      33.4%      35.4%       33.6%
Operating income (loss)     $    32    $ 1,918    $(2,492)   $  5,201
Operating margin                 .1%       2.3%      (3.5%)       4.4%
Net income (loss)           $  (478)   $ 1,420    $(3,141)   $  4,141
Net income (loss) margin        (.7%)      1.7%      (4.4%)       3.5%


     During fiscal 1996, 1995 and 1994, 30.7%, 34.2% and 31.7%, respectively, of the Company's sales were generated during the fourth quarter. As a result of the increased sales, the Company's operating results for the fourth quarter generally exceed the operating income for any other quarter during these fiscal years. However, this trend did not continue in fiscal 1996, primarily as a result of the negative impact of the $13.6 million store closing provision related to 53 traditional stores expected to be closed in fiscal 1997 and losses associated with stores closed in 1996.

COMPARABLE STORE SALES


     The following table sets forth for the fiscal years 1996, 1995 and 1994 certain information regarding the percentage increase (decrease) in comparable store sales for comparable 52 week periods.


                                            FISCAL 1996
                          -----------------------------------------------
                           FIRST     SECOND    THIRD     FOURTH            FISCAL   FISCAL
                          QUARTER   QUARTER   QUARTER   QUARTER    YEAR     1995     1994
                          --------  --------  --------  --------  -------  -------  -------
SuperSports USA Stores        1.4%    (5.4)%       .5%    (3.1)%   (2.5)%     5.0%     3.8%
Traditional Stores           (7.2)%  (13.4)%    (11.5)%  (13.2)%  (12.5)%    (5.0)%    (.5)%
Total                        (3.4)%   (9.7)%     (6.1)%   (8.2)%   (7.9)%      .8%     1.7%


     In the early part of fiscal 1996, sales were unfavorably impacted by weak sales of snow ski and in-line skates as compared to the prior year. In addition, comparable store sales in the second quarter of 1996 were unfavorably impacted by increased second quarter 1995 sales associated with the Houston Rockets winning the 1995 NBA championship. Sales during the fourth quarter of the year were negatively impacted by the shorter Christmas selling season compared to the previous year.


     The Company attributes the decline in comparable store sales primarily to increased competition and, secondly, to cannibalization of sales resulting from the opening of additional SuperSports USA megastores. See "Business -- Transformation Plan" above.


LIQUIDITY AND CAPITAL RESOURCES


     In fiscal 1996, operating activities provided cash totaling $7.5 million. Cash totaling $13.2 million was used primarily for the purchase of property, plant and equipment totaling $19.2 million, partially offset by developer provided funds of $6.8 million. Financing activities through the Company's utilization of its credit facility provided cash of $5.7 million.


     Merchandise inventories were $107.6 million at the end of fiscal 1996 compared to $110.6 million at the end of fiscal 1995. This decrease in inventory was primarily a result of the $6.3 million reduction related to the store closing reserve discussed above. In addition, the Company has taken steps to improve inventory turnover rates and reduce average store inventory levels.


     Additions to property, plant and equipment were $13.2 million in fiscal 1996, net of $6.0 million funded by developers. The Company's policy regarding developer funding of new stores is to offset the respective construction cost of real property improvements by any amount of funding provided by developers. Approximately $11.0 million was used for the opening of seven new SuperSports USA megastores. Approximately $2.9 million was used for renovation of certain of the megastores at locations obtained from SportsTown, Inc. in the fourth quarter of fiscal 1995, and $2.2 million was used for the refurbishment of other stores, including the expansion of two of the Company's traditional stores. Approximately $2.7 million was used for computer hardware and software including the installation of new financial reporting, payroll and human resources systems. The remaining amount was used for renovation and refurbishment of existing locations.


     Capital expenditures in fiscal 1997 are expected to be approximately $8.0 million, net of developer provided funds of approximately $4.0 million. The Company plans to open six new megastores during fiscal 1997 at a net capital cost of about $2.3 million, including approximately $3.6 million expected to be funded by construction allowances from developers. Approximately $4.2 million is planned to be used for computer hardware and software (including about $1.5 million for new merchandising information and inventory management systems) and the balance is expected to be allocated to improvements to existing stores, warehouses and administrative areas.


     Trade accounts payable were higher as of the end of fiscal 1996 compared to the end of fiscal 1995 primarily as a result of two factors: (i) the Company's success at negotiating generally longer trade terms with its vendors and (ii) trade accounts payable were relatively low at the end of fiscal 1995 because of lower levels of merchandise inventory receipts in December and January of fiscal 1995 caused by an acceleration of the receipt of Christmas season merchandise in fiscal 1995.


     In connection with the planned closing of 53 stores in 1997, the Company has recorded a reserve for the lease termination and other costs totaling $6.0 million. As of the end of fiscal 1996, these stores had $10.6 million of inventory, net of reserves. These inventories are expected to be liquidated during fiscal 1997.


     On August 31, 1992, the Company entered into an agreement providing for a three-year, $32.5 million revolving credit facility with CIT. Advances under the facility are based on a borrowing base formula and are subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants. During 1996, the agreement was amended to increase the revolving line of credit to $65.0 million, with a further seasonal increase to $80.0 million during the period from mid-September through mid-December each year and to extend the term of the facility through August 1999. In addition, the Company may, at its option, increase the line of credit by an additional $5.0 million. Subsequent to the end of fiscal 1996, the Company and CIT modified the covenants in accordance with the Company's expected operating results for fiscal 1997.


     The Company's primary source of liquidity in fiscal 1996 was the Company's credit facility, under which average borrowings during the year were $41.2 million. Operating activities also provided cash of $7.5 million. Because of the seasonal nature of the Company's business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility is typically highest in November and reached $62.5 million in November 1996. At February 1, 1997, the Company had recorded debt with respect to its credit facility of $38.4 million and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $1.2 million.

     The Company believes that its existing revolving credit facility together with cash flow from operations will be adequate to meet anticipated capital needs, including seasonal financing needs for fiscal 1997.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein regarding planned capital expenditures, store openings and closings, the Company's financial position, business strategy and other plans and objectives for future operations (typically using the words "expect," "plan," "anticipate," "believe," "intend" or similar expressions), are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results will differ, and could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, levels of discretionary consumer spending, availability of merchandise to meet fluctuating consumer demands, customer response to the Company's merchandise offerings, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, the results of financing efforts and financial market conditions. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this paragraph and elsewhere in this report.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The information required by this item appears on pages 22 through 46 of this report.



ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     There is no incident required to be disclosed herein.

                                    PART III


          In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended February 1, 1997 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                                                   PAGE
(a)  1.  Financial Statements                                                                    REFERENCE
         --------------------                                                                    ---------

     Report of independent certified public accountants...........................................  22
     Consolidated balance sheets at February 1, 1997 and February 3, 1996.........................  24
     Consolidated statements of operations for the years ended February 1, 1997,
      February 3, 1996 and January 28, 1995.......................................................  25
     Consolidated statements of stockholders' equity for the years ended February 1, 1997,
      February 3, 1996 and January 28, 1995.......................................................  26
     Consolidated statements of cash flows for the years ended February 1, 1997,
      February 3, 1996 and January 28, 1995.......................................................  27
     Notes to consolidated financial statements...................................................  28
     Selected quarterly financial data............................................................  45

     2.  Financial Statement Schedules
         -----------------------------

     Schedule II - Allowance for Doubtful Receivables - Years ended
      February 1, 1997, February 3, 1996 and January 28, 1995.....................................  46


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.


     3.  List of Exhibits
         ----------------

     See index to exhibits immediately following the signature page.


     The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to A. Lynn Boerner, Oshman's Sporting Goods, Inc., P.O. Box 230234, Houston, Texas 77223-0234.


(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended February 1, 1997.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


   We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended February 1, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Houston, Texas
March 17, 1997

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     February 1, 1997 and February 3, 1996
                                 (In thousands)


ASSETS                                                    1996       1995
                                                        ---------  ---------
CURRENT ASSETS
 Cash and cash equivalents                              $    437   $    327
 Accounts receivable, less allowance of $225 in 1996
   and $386 in 1995                                        3,771      3,452
 Merchandise inventories                                 107,609    110,630
 Prepaid expenses and other                                4,143      7,819
                                                        --------   --------
     Total current assets                                115,960    122,228
PROPERTY, PLANT AND EQUIPMENT - AT COST                   98,446     93,807
 Less accumulated depreciation and amortization           54,073     53,701
                                                        --------   --------
                                                          44,373     40,106
OTHER ASSETS                                                 401        589
                                                        --------   --------
                                                        $160,734   $162,923
                                                        ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations            $    776   $    809
 Trade accounts payable                                   45,704     35,486
 Accrued liabilities                                      18,231     16,373
 Income taxes                                              4,529      4,382
 Store closing reserve                                     7,311      2,338
                                                        --------   --------
     Total current liabilities                            76,551     59,388
LONG-TERM OBLIGATIONS                                     42,397     36,681
OTHER NONCURRENT LIABILITIES                               5,655      3,684
STOCKHOLDERS' EQUITY
 Common stock                                              5,830      5,822
 Additional capital                                        4,068      3,865
 Retained earnings                                        26,254     53,504
   Less Treasury stock, at cost                              (21)       (21)
                                                        --------   --------
                                                          36,131     63,170
                                                        --------   --------
                                                        $160,734   $162,923
                                                        ========   ========


See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years ended February 1, 1997, February 3, 1996 and January 28, 1995
                    (In thousands except per share amounts)



                                           1996       1995       1994
                                         ---------  ---------  ---------

Net sales                                $365,879   $342,889   $311,419
Cost of goods sold                        250,784    223,737    202,110
                                         --------   --------   --------
   Gross profit                           115,095    119,152    109,309
Operating expenses
 Selling and administrative expenses      128,517    115,210    109,601
 Pre-opening expenses                       3,459      1,892        848
 Corporate restructuring                        -     (2,401)         -
 Store closing provision                    7,510      2,406        590
 Miscellaneous income                        (773)    (2,614)    (3,534)
                                         --------   --------   --------
     Operating income (loss)              (23,618)     4,659      1,804
Interest expense, net                       3,821      2,307      1,382
                                         --------   --------   --------
Earnings (loss) before income taxes       (27,439)     2,352        422
Income tax (benefit)                         (189)       410        132
                                         --------   --------   --------

     NET EARNINGS (LOSS)                 $(27,250)  $  1,942   $    290
                                         ========   ========   ========

Earnings (loss) per common and common
 equivalent share                        $  (4.67)  $    .32   $    .05
                                         ========   ========   ========




See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended January 28, 1995, February 3, 1996 and February 1, 1997
                                 (In thousands)



                                   Common stock
                                  --------------   Treasury  Additional  Retained
                                  Shares  Amount    stock     capital    earnings
                                  ------  ------  ---------  ----------  ---------

Balance at January 30, 1994        5,805  $5,805  $      -       $3,252  $ 51,272
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          155         -
Issuance of shares under stock
 option plan                           6       6         -           27         -
Acquisition of Treasury stock          -       -       (21)           -         -
Net earnings for the year              -       -         -            -       290
                                   -----  ------  --------       ------  --------
Balance at January 28, 1995        5,811   5,811       (21)       3,434    51,562
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          351         -

Issuance of shares under stock
 option plan                          11      11         -           80         -

Net earnings for the year              -       -         -            -     1,942
                                   -----  ------  --------       ------  --------
Balance at February 3, 1996        5,822   5,822       (21)       3,865    53,504
Compensation under stock
 option and stock bonus
 plans                                 -       -         -          168         -

Issuance of shares under stock
 option plan                           8       8         -           35         -

Net loss for the year                  -       -         -            -   (27,250)
                                   -----  ------  --------       ------  --------
Balance at February 1, 1997        5,830  $5,830  $    (21)      $4,068  $ 26,254
                                   =====  ======  ========       ======  ========




See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended February 1, 1997, February 3, 1996 and January 28, 1995
                                 (In thousands)

                                                                     1996       1995       1994
                                                                  ----------  ---------  ---------
Cash flows of operating activities
 Net earnings (loss)                                               $(27,250)  $  1,942   $    290
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                                      6,942      5,669      5,643
   (Recoveries of) provision for losses on accounts receivable          (22)        (9)       153
   Recovery of corporate restructuring                                    -     (2,401)         -
   Charge to reserve for corporate restructuring, net of
     depreciation and amortization                                     (120)    (3,871)    (4,745)
   Provision for losses on store closings                            13,909      2,406        590
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                          168        351        155
   Loss on disposition of fixed assets                                  234         99        131
   (Decrease) increase in deferred income taxes                        (250)       202        (11)
   Amortization of deferred rental allowance                           (292)      (205)       (63)
   Gain on disposition of real estate and leaseholds                      -          -     (1,633)
   Changes in assets and liabilities
     Increase in accounts receivable                                   (297)        (6)       (98)
     Increase in merchandise inventories                             (3,242)   (12,336)    (9,595)
     Decrease(increase) in prepaid expenses and other                 2,907     (1,914)    (2,759)
     Increase(decrease) in trade accounts payable                    10,219    (10,200)    12,820
     Increase (decrease) in accrued liabilities                       2,093      2,331       (978)
     Increase (decrease) in income taxes                                147      4,254        (26)
     Increase in noncurrent liabilities                               2,397      1,753      1,802
                                                                   --------   --------   --------
       Net cash provided(used) by operating activities                7,543    (11,935)     1,676
Cash flows of investing activities
 (Payment on) proceeds from disposal of fixed assets                   (753)        26         42
 Purchase of property, plant and equipment                          (19,225)   (21,655)   (12,868)
 Proceeds from disposition of real estate and leaseholds                  1         12      1,923
 Proceeds from note receivable                                           44         47         45
 Proceeds from landlords                                              6,774      1,848      7,614
                                                                   --------   --------   --------
       Net cash used by investing activities                        (13,159)   (19,722)    (3,244)
Cash flows of financing activities
 Proceeds from stock issuance                                            43         91         33
 Acquisition of treasury stock                                            -          -        (21)
 Proceeds from issuance of long-term obligations                        259      4,676          -
 Payments of long-term obligations                                     (883)      (472)      (859)
 Proceeds from revolving credit facility, net                         6,307     27,435      2,625
                                                                   --------   --------   --------
       Net cash provided by financing activities                      5,726     31,730      1,778
                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents                    110         73        210
Cash and cash equivalents at beginning of period                        327        254         44
                                                                   --------   --------   --------
Cash and cash equivalents at end of period                         $    437   $    327   $    254
                                                                   ========   ========   ========
Supplemental disclosures of cash flow information
 Cash (received) paid during the year for
   Income taxes                                                    $   (297)  $ (3,690)  $    139
   Interest                                                           3,679      2,479      1,504

See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS
 ----------------

 Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores. As of February 1, 1997, the Company operated 31 Supersports USA megastores and 84 traditional stores of the Company. Sales in Texas and California accounted for 53% and 19% of retail sales. The majority of the Company's sales are either cash or through major national credit cards.

 1. FISCAL YEAR
    -----------

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1996 (52 weeks), 1995 (53 weeks), and 1994 (52 weeks) ended on February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 11.  STORE CLOSING PROVISION
      -----------------------

 The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including the costs of inventory adjustments, non-recoverable investments in fixed assets, future net lease obligations, employee costs and other direct store closing costs.

 12.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NOS. 121 AND 123
      -------------------------------------------------------------------

 Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of. This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount for the asset to its estimated fair value. The effect of the adoption of SFAS 121 was not material to the Company.

 During 1996, the Company chose to continue the use of APB No. 25 and related Interpretations in accounting for stock-based compensation. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has disclosed in pro forma presentation the effects on earnings of calculating the fair value of a stock option using the method prescribed in SFAS No. 123.

 13.  NEW PRONOUNCEMENTS
      ------------------

 The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

 14.  RECLASSIFICATIONS
      -----------------

 Certain amounts in prior financial statements have been reclassified to conform to the 1996 financial statement presentation.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:

                                                   1996     1995
                                                  -------  -------
                                                   (In thousands)
   Furniture, fixtures and equipment              $56,904  $51,549
   Leasehold improvements                          32,668   33,408
   Buildings                                        4,840    4,753
   Land                                             2,927    2,927
   Leasehold improvements under capital leases      1,107    1,170
                                                  -------  -------
                                                  $98,446  $93,807
                                                  =======  =======

NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of 1996 and 1995, the balance of the note was $418,000 and $464,000, respectively. The note is payable in 228 bi-weekly installments of approximately $2,000 beginning April 1, 1991, with the remainder due September 2000. The note is collateralized by life insurance and Company stock options.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations at the end of the year consist of the following:

                                                                 1996       1995
                                                                 ----       ----
                                                                  (In thousands)

   Revolving credit facility due August 31, 1999, interest
     payable monthly, collateralized by inventory, accounts
     receivable and real estate                                 $38,353  $32,047



                                                                 1996     1995
                                                                -------  -------
                                                                 (In thousands)
   Mortgage notes collateralized by land and buildings
     (approximate cost $10,537,000) payable in aggregate
     monthly installments of approximately $88,000,
     including interest ranging from prime (8.25% at
     February 1, 1997) plus 1% to 9.5% (fixed), maturing
     through 2005                                               $ 4,368  $ 4,938
   Capitalized lease obligations, interest at 9.5%,
     maturing in 1998                                               452      505
                                                                -------  -------
                                                                 43,173   37,490
     Less current maturities                                        776      809
                                                                -------  -------
                                                                $42,397  $36,681
                                                                =======  =======

 Following are maturities of long-term obligations for each of the next five years and thereafter:


   Fiscal year                                 Amount
---------------                                ------
                                           (In thousands)
     1997                                     $   776
     1998                                         698
     1999                                      38,868
     2000                                         518
     2001                                         521
   Thereafter                                   1,792
                                              -------
                                              $43,173
                                              =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

 On August 31, 1992, the Company entered into an agreement providing for a revolving credit facility with The CIT Group/Business Credit, Inc. (CIT). Advances under the facility are based on a borrowing base formula and subject to certain loan restrictions, and the facility is secured primarily by
 inventory, accounts receivable and real estate.   The credit agreement includes
 various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. During 1996, the agreement was amended to increase the revolving line of credit to $65,000,000, with a further seasonal increase to $80,000,000 during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5,000,000.

 Advances under the credit facility bear interest at the prime rate (8.25% at February 1, 1997) and any unused borrowing capacity is subject to a line of credit fee of .375%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 5.4687% to 5.5937% at February 1, 1997) plus 2.50%. The credit facility expires August 31, 1999.

 At February 1, 1997 the Company was not in compliance with certain of its covenants under the revolving credit facility. Subsequent to February 1, 1997, this noncompliance was waived by CIT and the covenants were modified in accordance with expected operating results for fiscal 1997.

 At the end of 1996 and 1995, outstanding letters of credit were $1,152,000 and $2,381,000, respectively.


NOTE E - INCOME TAXES

 The Company's tax expense (benefit) consisted of the following:

                 1996    1995   1994
                -------  -----  -----
                   (In thousands)
   Current
     Federal     $   -   $   -  $   -
     Foreign        28      14     33
     State          33      98     76
   Deferred
     Federal         -       -      -
     State        (250)    298     23
                 -----   -----  -----
                 $(189)  $ 410  $ 132
                 =====   =====  =====

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE E - INCOME TAXES - CONTINUED

 A reconciliation of income tax expenses (benefits) on net earnings (losses) before income taxes computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                                                    1996       1995        1994
                                                                  --------  ----------  ----------
                                                                          (In thousands)
   Income tax expense (benefit) at
     statutory rate                                               $(9,329)    $   800     $ 143
   Increases (reductions)
     State income taxes (net of
       Federal tax benefit)                                            22          65        50
     Targeted jobs tax credit - net                                     -         (81)      (62)
   Other items - net                                                  (42)        392        40
   Change in valuation allowance                                    9,160        (766)      (39)
                                                                  -------     -------    ------
                                                                    9,140        (390)      (11)
                                                                  -------     -------    ------
       Income tax expense (benefit)                               $  (189)    $   410    $  132
                                                                  =======     =======    ======


 Deferred tax assets and liabilities consist of the following:


                                                                    February 1, 1997      February 3, 1996
                                                                  -------------------   -------------------
                                                                  Current   Long-Term   Current   Long-Term
                                                                  -------   ---------   -------   ---------
                                                                    (In thousands)        (In thousands)
   Assets
-----------
     Accrued expenses                                             $   721     $   479    $1,489     $   380
     Lease incentives                                                 122       1,606        80       1,051
     Store closing reserve                                          4,760           -         -           -
     Other                                                            225           -       289           -
     NOL carryforward                                                   -       8,959       495       4,256
     Business tax credits                                               -       1,072         -       1,098
                                                                  -------     -------    ------     -------
                                                                    5,828      12,116     2,353       6,785
                                                                  -------     -------    ------     -------
   Liabilities
-----------------
     Depreciation of property and equipment                             -       4,301         -       3,678
     Inventory capitalization                                         886           -       972           -
     LIFO termination                                                 478         478       481         963
     Store opening costs                                              442           -       900           -
     State taxes                                                        9         243       126         377
     Other                                                            104         127        49         126
                                                                  -------     -------    ------     -------
                                                                    1,919       5,149     2,528       5,144
                                                                  -------     -------    ------     -------
       Net asset before valuation allowance                         3,909       6,967      (175)      1,641
     Less valuation allowance                                      (3,968)     (7,337)        -      (2,145)
                                                                  -------     -------    ------     -------
       NET LIABILITY                                              $    59     $   370    $  175     $   504
                                                                  =======     =======    ======     =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE E - INCOME TAXES - CONTINUED

 Deferred income taxes of $59,000 and $175,000 were included in current accrued liabilities at the end of 1996 and 1995.

 Deferred tax assets were reduced by valuation allowances of $11,305,000 and $2,145,000 at February 1, 1997 and February 3, 1996, respectively. Due to the increased operating loss carryforwards generated during fiscal 1996 from the Company's operations and store closing provision, management believes that uncertainties exist such that it is unlikely that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance equal to 100% of its existing net deferred tax asset. In fiscal 1996, in accordance with SFAS 109, the Company recorded an additional valuation allowance of $9,160,000 for deferred tax assets generated in the current year.

 The Company has net operating loss carryforwards of approximately $26,350,000. The carryforwards expire as follows: $641,000 in 2008, $6,680,000 in 2009, $3,317,000 in 2010 and $3,054,000 in 2011 and $12,658,000 in 2012.
 Additionally, the Company has foreign tax credit carryforwards of $263,000 expiring from 1997 to 2002, job tax credit carryforwards of $748,000 expiring from 2008 to 2011 and alternative minimum tax credit carryforwards of $61,000.

 In the third quarter of fiscal 1995, the Company received Federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately $1,652,000 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. These amounts will result in tax benefits recordable in the Company's statement of operations at the earliest of the expiration of the statute of limitations for review of the refunds, the notification of completion of the review process or such date as the Company believes the net operating loss benefit could be realized through the carryforward of the benefit should the carryback be disallowed. Amounts recognized under the latter condition will be limited to an amount exclusive of the interest and carryback rate difference benefit.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 Future minimum rental payments under operating leases at the end of 1996 are as follows:

Fiscal year                  Amount
-----------              --------------
                         (In thousands)
     1997                     $ 21,407
     1998                       20,220
     1999                       19,549
     2000                       18,747
     2001                       18,234
   Thereafter to 2017          188,418

 Minimum payments have not been reduced by minimum sublease rental income of $14,958,000 due in the future under noncancelable subleases.

 Total rental expense entering into the determination of net earnings (loss) is as follows:

                                        1996     1995     1994
                                       -------  -------  -------
                                            (In thousands)
   Leased facilities
     Minimum rentals                   $18,479  $14,302  $12,824
     Contingent rentals (based on a
       percentage of sales)              1,813    2,686    2,767
                                       -------  -------  -------
                                        20,292   16,988   15,591
   Other rentals                           388      521      673
                                       -------  -------  -------
                                       $20,680  $17,509  $16,264
                                       =======  =======  =======

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $363,000 through 1998.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 CAPITAL LEASES
 --------------

 Future minimum lease payments for assets under capital leases at the end of 1996, and the present value of such payments, are as follows:

Fiscal year                                    Amount
-----------                                --------------
                                           (In thousands)
     1997                                           $369
     1998                                            123
                                                    ----
   Total minimum lease payments                      492
     Less amount representing interest                40
                                                    ----
   Present value of minimum obligations             $452
                                                    ====

 PROFIT SHARING PLAN
 -------------------

 The Company and its subsidiaries participate in a discretionary employee profit sharing plan. Effective November 1, 1996, the Plan was converted to a 401(k) Retirement Savings Plan covering all eligible employees. Under the Plan, participating employees can allocate up to 15% of their salary. The Company may make discretionary contributions to the Plan. The Company made no contributions to the Plan in 1996, 1995 or 1994.

 EMPLOYEE MEDICAL PLAN
 ---------------------

 The Company has an employee medical plan available to all full-time regular employees. The plan provides for payment of various medical expenses and is
 funded by participating employees and the Company.   The provision for the
 Company's contribution to the plan amounted to $1,781,000, $1,382,000 and $1,088,000 for 1996, 1995 and 1994, respectively. The Plan was terminated
 subsequent to year end.    As of year end, the Company recorded an accrual to
 cover anticipated remaining obligations of the Plan.

 As of February 1, 1997, the Company began offering a fully insured Medical Plan to its employees.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

 DEFERRED COMPENSATION AGREEMENT
 -------------------------------

 The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $100,000 after he attains age 65. The benefit payments will continue until the face value of a purchased insurance policy from which the payments will be made is reduced to the amount of the premiums paid by the Company. The Company will receive the remaining face value upon the death of the executive. If the executive dies before all payments are made, a lump-sum payment will be made to his designated beneficiary. At February 1, 1997, the cash surrender value of the insurance policy was $744,000 and the Company had recorded a deferred compensation liability of $531,000.

 LITIGATION
 ----------

 Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.


NOTE G - STOCKHOLDERS' EQUITY

 CAPITAL STOCK
 -------------

 Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. At the end of 1996, 1995 and 1994, common stock shares issued were 5,830,000, 5,822,000, and 5,811,000, respectively, and shares outstanding were 5,827,000, 5,819,000 and 5,808,000, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



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

 The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1996, 1995 or 1994. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 RESTRICTED STOCK AWARD
 ----------------------

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee becomes 100% vested in restricted shares if retirement occurs at or after age 65, in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the Company without cause and termination by grantee for good reason. Partial vesting occurs at the rate of 25% of the grant per year if retirement occurs at or after the grantee reaches the age of 62. Restrictions on the stock end on the vesting date. Additionally, the grant provides that the Company will pay the grantee the Federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $181,000, $517,000 and $187,000 in 1996, 1995, and 1994, respectively.

 FASB STATEMENT 123 DISCLOSURE
 -----------------------------

 The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                           1996          1995
                         ---------  ---------------
                          (in thousands except per
                                    share amounts)
   Net (loss) income
     As reported          (27,250)           1,942
     Pro forma            (27,271)             737
   Earnings per share
     As reported            (4.67)             .32
     Pro forma              (4.67)             .13

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1995 and 1996:

   Expected volatility                                      41.37% to 52.04%
   Risk free rate                                             5.9% to  7.05%
   Expected life of options                                   1 to 10 years
   Expected dividend yield                                      0%


 A summary of the Company's stock options and warrants of 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                1996                               1995                     1994
                                          Weighted-average                   Weighted-average         Weighted average
                             Shares        exercise price        Shares       exercise price  Shares   exercise price
                        ----------------  ----------------  ----------------  --------------  -------  --------------

 Outstanding at
   beginning of year             682,800             $5.98           742,350        $6.56     580,100           $7.56
 Granted                          30,000              7.77           262,500         7.14     238,700            4.22
 Exercised                         8,100              5.97            11,100         6.72       6,050            4.13
 Forfeited                       145,650              7.56            23,083         6.69      52,166            6.17
 Expired                          47,600              5.37           287,867         7.97      18,234            9.25
                                 -------                             -------                  -------
 Outstanding at
   end of year                   511,450              5.38           682,800         5.98     742,350            6.56
                                 =======                             =======                  =======
 Options exercisable
   at end of year                335,838              7.03           402,150         7.02     333,267            8.14
                                 =======                             =======                  =======

 The weighted-average fair value of compensatory options granted during 1996 and 1995 was $5.62 and $5.02 per option.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       February 1, 1997, February 3, 1996
                              and January 28, 1995



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 The following table summaries information about options and warrants outstanding at February 1, 1997:

                               Options/awards outstanding                 Options exercisable
                    -----------------------------------------------  --------------------------------
                                 Weighted-average
Range of              Number        remaining      Weighted-average    Number      Weighted-average
exercise prices     outstanding  contractual life   exercise price   outstanding    exercise price
------------------  -----------  ----------------  ----------------  -----------  -------------------

     $0 - $1            100,000        1.84 years                 -            -                    -
     $5 - $7.50         393,450        3.53 years              6.93      333,671                 7.01
     $7.51 - $11         17,500        6.59 years              8.71        1,667                 8.50
   $11.01-$15.20            500         .48 years             15.20          500                15.20
                        -------                                          -------
                        511,450                                          335,838
                        =======                                          =======

NOTE H - EARNINGS (LOSS) PER SHARE

 Earnings (loss) per common and dilutive common equivalent share are based upon the weighted average number of common shares outstanding during each year. Outstanding options and bonus grants are included in periods where they have a dilutive effect.



NOTE I - STORE CLOSING RESERVE

 In the fourth quarter of fiscal 1996, the Company announced its plan to close 53 of its traditional stores during fiscal 1997. The Company recorded a store closing reserve of $13,640,000 to cover inventory adjustments ($6,263,000), lease termination costs ($5,240,000), leasehold and other asset write-offs ($1,298,000) and employee costs and other incremental store closing costs ($839,000).

 In fiscal 1996, 1995 and 1994, the 53 stores that are planned to close in 1997, had sales of $50,100,000, $63,100,000 and $67,100,000, and incurred direct store losses of $2,500,000 in fiscal 1996 compared to direct store profits of $2,300,000 in fiscal 1995 and $4,100,000 in fiscal 1994.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      February 1, 1997, February 3, 1996
                             and January 28, 1995


NOTE J - MISCELLANEOUS INCOME (EXPENSE)

 Miscellaneous income (expense) consist of the following:

                                           1996     1995     1994
                                          -------  -------  -------
                                               (in thousands)
Gain on sale of real estate and
 leasehold  interests                     $    -   $   -    $1,633
Condemnation proceeds                          -    1,550        -
Fees from foreign licenses                 1,238    1,087    1,418
Insurance recoveries                           -        -      372
Recovery of provision for earthquake
 losses                                        -      229      164
Other, net                                  (465)    (252)     (53)
                                          ------   ------   ------
                                          $  773   $2,614   $3,534
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

                           SUPPLEMENTAL INFORMATION

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended February 1, 1997 and February 3, 1996
                    (In thousands except per share amounts)



                                First     Second      Third      Fourth
                               quarter    quarter    quarter    quarter
                              ---------  ---------  ---------  ----------

1996
 Net sales                     $82,719    $92,000    $78,859    $112,301
                               =======    =======    =======    ========
 Gross profit                  $30,179    $26,353    $29,199    $ 29,364
                               =======    =======    =======    ========
 Net earnings (loss)           $(1,221)   $(8,041)   $(2,895)   $(15,093)
                               =======    =======    =======    ========
 Earnings (loss) per share     $  (.21)   $ (1.38)   $  (.50)   $  (2.59)
                               =======    =======    =======    ========


1995
 Net sales                     $69,407    $84,481    $71,739    $117,262
                               =======    =======    =======    ========
 Gross profit                  $26,139    $28,230    $25,383    $ 39,400
                               =======    =======    =======    ========
 Net earnings (loss)           $  (478)   $ 1,420    $(3,141)   $  4,141
                               =======    =======    =======    ========
 Earnings (loss) per share     $  (.08)   $   .24    $ (. 54)   $   . 67
                               =======    =======    =======    ========


                                                                     Schedule II
                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES
                 Years ended February 1, 1997, February 3, 1996
                              and January 28, 1995
                                 (In thousands)



Column A                        Column B    Column C      Column D      Column E
--------                       ----------  ----------  --------------  ----------
                               Balance at  Additions                   Balance at
                               beginning   charged to                    end of
Description                    of period    expense    Deductions (A)    period
-----------                    ----------  ----------  --------------  ----------


Year ended February 1, 1997          $386        $  7           $168         $255

Year ended February 3, 1996          $395        $ 33           $ 42         $386

Year ended January 28, 1995          $242        $170           $ 17         $395


(A)  Receivables charged off, net of recoveries.

Column C(2) - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OSHMAN'S SPORTING GOODS, INC.



                              By: TIMOTHY L. GRADY
                                 -----------------
                              Timothy  L. Grady
                              Senior Vice President and Chief Financial Officer


Date: April 30, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



       MARILYN OSHMAN                        ALVIN N. LUBETKIN
       --------------                        -----------------
       Marilyn Oshman                        Alvin N. Lubetkin
       Chairman of the Board of Directors    Vice Chairman of the Board of
                                             Directors, Chief Executive
                                             Officer, President (Principal
                                             Executive Officer) and Director



       MARVIN ARONOWITZ                      MANUEL A. SANCHEZ, III
       ----------------                      ----------------------
       Marvin Aronowitz                      Manuel A. Sanchez, III
       Director                              Director



       DOLPH B.H. SIMON                      TIMOTHY L. GRADY
       ----------------                      ----------------
       Dolph B.H. Simon                      Timothy L. Grady
       Director                              Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

       A. LYNN BOERNER
       ---------------
       A. Lynn Boerner
       Vice President,
       Chief Accounting Officer and
       Assistant Secretary
       (Principal Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------


3.1 Certificate of Incorporation of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1987 (the "1987 10-K") and incorporated herein by reference).


3.2 + Amended and Restated Bylaws of Oshman's Sporting Goods, Inc. as of January 30, 1997.


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


4.1(d)   Amendment dated October 29, 1993 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended October 30, 1993 (the "October 1993 10-Q") and incorporated herein by reference).


4.1(e)   Amendment dated October 29, 1993 to the Financing Agreement (filed as
         Exhibit 4.2 to the October 1993 10-Q and incorporated herein by reference).


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

                                  Exhibits - 1

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


4.1(n)   Amendment dated January 8, 1996 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended February 3, 1996 and incorporation herein by reference).


4.1(o)   Amendment dated April 12, 1996 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended May 4, 1996 and incorporated herein by reference).


4.1(p)   Amendment dated July 18, 1996 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended August 3, 1996 (the "August 1996 10-Q") and incorporated herein by reference).


4.1(q)   Amendment dated August 2, 1996 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's August 1996 10-Q and incorporated herein by reference).


4.1(r)   Amendment dated October 31, 1996 to the Financing Agreement (filed as
         Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended November 2, 1996 (the "November 1996 10-Q") and incorporated herein by reference).


4.1(s) + Amendment dated November 18, 1996 to the Financing Agreement.


4.1(t) + Amendment dated March 18, 1997 to the Financing Agreement.


4.1(u) + Amendment dated April 25, 1997 to the Financing Agreement.


                                  Exhibits - 2

10.1 * Executive Salary Continuation Agreement between the Company and Marvin Aronowitz, dated October 1, 1976 (filed as Exhibit 10.4 to the 1983 10-K and incorporated herein by reference).


10.2 * Deferred Compensation Agreement between the Company and Alvin N. Lubetkin, dated December 29, 1988 (filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended January 28, 1989 (the "1989 10-K") and incorporated herein by reference).


10.3 * Oshman's Sporting Goods, Inc. 1988 Statement of Policy Regarding Key Employees Severance Pay Bonus Program (filed as Exhibit 10.7 to the 1989 10-K and incorporated herein by reference).


10.3(a)* First Amendment to Oshman's Sporting Goods, Inc. Statement of Policy
         Regarding Key Employees Severance Pay Bonus Program (filed as Exhibit
         19.3 to the 1993 10-K and incorporated herein by reference).

10.4 * Oshman's Sporting Goods, Inc. 1986 Stock Option Plan, as amended (filed as Exhibit 10.9 to the 1987 10-K and incorporated herein by reference).

10.4(a)* Second Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option
         Plan (filed as Exhibit 19.4 to the 1993 10-K and incorporated herein by reference).

10.4(b)* Third Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option Plan
         (filed as Exhibit 19.5 to the 1993 10-K and incorporated herein by reference).

10.5   * Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan (filed as Exhibit
         10.10 to the 1987 10-K and incorporated herein by reference).

10.5(a)* First Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Bonus
         Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 3, 1990 and incorporated herein by reference).

10.6 * Employment Agreement dated October 3, 1990 between the Company and Alvin N. Lubetkin (filed as Exhibit 10.8 to the 1994 10-K and incorporated herein by reference).

10.7 * Loan Agreement dated October 3, 1990 between the Company and Alvin N. Lubetkin (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991 (the "1991 10-K") and incorporated herein by reference).


                                  Exhibits - 3

PAGE>

10.8   * Oshman's Sporting Goods, Inc. 1991 Stock Option Plan (filed as Exhibit
         10.10 to the 1991 10-K and incorporated herein by reference).

10.9 * Oshman's Sporting Goods, Inc. 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

10.10 * Oshman's Sporting Goods, Inc. 1994 Omnibus Plan (filed as Exhibit 10.13 to the 1995 10-K and incorporated herein by reference).

10.10(a)*First Amendment to the Oshman's Sporting Goods, Inc., 1994 Omnibus
         Plan (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference).

10.11 * Restricted Stock Grant Agreement between the Company and Alvin N. Lubetkin, dated July 15, 1994 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 30, 1994 and incorporated herein by reference).


10.11(a)*First Amendment to Restricted Stock Grant Agreement between the
         Company and Alvin N. Lubetkin dated as of July 15, 1994 (Filed as
         Exhibit 10.14 to the 1995 10-K and incorporated herein by reference).


10.12 * Oshman's Sporting Goods, Inc. 1995 Incentive Compensation Plan for Senior Management (filed as exhibit 10.16 to the Company's October 1995 10-Q and incorporated herein by reference).


10.13 * Employment Agreement between the Company and Timothy L. Grady, dated June 6, 1996 (filed as Exhibit 10.17 to the Company's November 1996 10-Q and incorporated herein by reference).

11.1   + Statement re. computation of per share earnings.

21.1   + Subsidiaries of the Registrant.

23.1   + Consent of Grant Thornton LLP.

27.1   + Financial data schedule.

--------
*  Management contract or compensatory plan or arrangement.
+  Filed herewith.

                                  Exhibits - 4