Form 10-Q
period 1997-05-03
OSHMANS SPORTING GOODS INC
filed 1997-06-16
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended May 3, 1997

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

YES  X        NO
    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common  stock,  $1.00  par  value            5,827,249
       ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MAY 3, 1997, FEBRUARY 1, 1997 AND MAY 4, 1996
                                (IN THOUSANDS)


                                                            MAY 3,       FEBRUARY 1,       MAY 4,
                                                             1997           1997            1996
                                                        -------------   ------------    ------------
                                                         (UNAUDITED)                    (UNAUDITED)
                         ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                $     467      $     437       $     361
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $225 MAY 97, $225 FEB 97 AND $388 MAY 96                   2,058          3,771           2,878
  MERCHANDISE INVENTORIES                                    102,789        107,609         129,234
  PREPAID EXPENSES AND OTHER                                   5,622          4,143           7,516
                                                           ----------     ----------      ----------
          TOTAL CURRENT ASSETS                               110,936        115,960         139,989

PROPERTY, PLANT AND EQUIPMENT, AT COST                        94,623         98,446          94,356
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                            50,771         54,073          54,639
                                                           ----------     ----------      ----------
          NET PROPERTY, PLANT AND EQUIPMENT                   43,852         44,373          39,717

OTHER ASSETS                                                     388            401             564
                                                           ----------     ----------      ----------
                                                           $ 155,176      $ 160,734       $ 180,270
                                                           ==========     ==========      ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS              $     784      $     776       $     800
  TRADE ACCOUNTS PAYABLE                                      35,667         45,704          48,909
  ACCRUED LIABILITIES                                         15,245         18,231          14,439
  INCOME TAXES                                                 4,529          4,529           4,422
  STORE CLOSING RESERVE                                        6,601          7,311           2,422
                                                           ----------     ----------      ----------
          TOTAL CURRENT LIABILITIES                           62,826         76,551          70,992

LONG-TERM OBLIGATIONS                                         50,083         42,397          43,642

OTHER NONCURRENT LIABILITIES                                   5,566          5,655           3,625

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                 5,830          5,830           5,827
  ADDITIONAL CAPITAL                                           4,097          4,068           3,922
  RETAINED EARNINGS                                           26,795         26,254          52,283
  LESS TREASURY STOCK, AT COST                                   (21)           (21)            (21)
                                                           ----------     ----------      ----------
          STOCKHOLDERS' EQUITY                                36,701         36,131          62,011
                                                           ----------     ----------      ----------
                                                           $ 155,176      $ 160,734       $ 180,270
                                                           ==========     ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC, AND SUSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THIRTEEN WEEKS ENDED
                          MAY 3, 1997 AND MAY 4, 1996
                                  (UNAUDITED)
                     (in thousands, except per share data)



                                                       1997           1996
                                                  -------------  -------------

NET SALES                                              $88,432        $82,719

COST OF GOODS SOLD                                      58,470         52,540
                                                  -------------  -------------

          GROSS PROFIT                                  29,962         30,179

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                   30,054         29,640
  PRE-OPENING EXPENSES                                     548            966
  STORE CLOSING PROVISION                                   25             93
  MISCELLANEOUS INCOME                                  (2,258)          (295)
                                                  -------------  -------------

          OPERATING INCOME(LOSS)                         1,593           (225)

INTEREST EXPENSE, NET                                    1,029            934
                                                  -------------  -------------

EARNINGS(LOSS) BEFORE INCOME TAXES                         564         (1,159)

INCOME TAXES                                                23             62
                                                  -------------  -------------

          NET EARNINGS(LOSS)                           $   541        $(1,221)
                                                  =============  =============


BASIC EARNINGS(LOSS) PER SHARE                         $   .09        $  (.21)
                                                  =============  =============

DILUTED EARNINGS(LOSS) PER SHARE                       $   .09        $  (.21)
                                                  =============  =============

WEIGHTED AVERAGE SHARES                                  5,830          5,827
DILUTIVE EFFECT OF STOCK OPTIONS                            69           -
                                                  -------------  -------------
DILUTED WEIGHTED AVERAGE SHARES                          5,899          5,827
                                                  =============  =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996
                                    (UNAUDITED)
                                   (in thousands)

                                                                                       1997      1996
                                                                                    ---------  ---------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET EARNINGS(LOSS)                                                                 $   541    $ (1,221)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                      1,737       1,619
    RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE                                         -             (2)
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF
      DEPRECIATION AND AMORTIZATION                                                     -            (81)
    CHARGE TO RESERVE FOR STORE CLOSINGS                                              (4,086)        -
    PROVISION FOR LOSSES ON STORE CLOSINGS                                                25          93
    STOCK OPTION AND BONUS PLAN EXPENSE                                                   29          26
    GAIN ON DISPOSITION OF FIXED ASSETS                                               (1,922)         (2)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                           (89)        (59)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                                  1,713         576
      DECREASE(INCREASE) IN MERCHANDISE INVENTORIES                                    8,106     (18,604)
      (INCREASE)DECREASE IN PREPAID EXPENSES AND OTHER                                (1,441)      1,622
      (DECREASE)INCREASE IN TRADE ACCOUNTS PAYABLE                                   (10,037)     13,423
      DECREASE IN ACCRUED LIABILITIES                                                 (2,986)     (1,849)
      INCREASE IN INCOME TAXES                                                            -           40
                                                                                   ----------   ---------
        NET CASH USED BY OPERATING ACTIVITIES                                         (8,410)     (4,419)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                       9          15
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                           (1,280)     (3,089)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                              2,006           1
  PROCEEDS FROM NOTE RECEIVABLE                                                           11          13
  PROCEEDS FROM LANDLORDS                                                                 -          525
                                                                                   ---------    ---------
        NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                                  746      (2,535)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE                                                            -           36
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                     (210)       (195)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                         7,904       7,147
                                                                                    ---------   ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                      7,694       6,988

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 30          34

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         437         327
                                                                                    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  467     $   361
                                                                                    =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH (RECEIVED)PAID DURING THE YEAR FOR
          INCOME TAXES                                                                $  (12)    $     7
          INTEREST                                                                     1,041         642


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 3, 1997 AND MAY 4, 1996
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1996 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                          PERCENTAGE OF NET SALES
                                         ------------------------
                                                1ST QUARTER
                                         ------------------------
                                             1997         1996
                                           ---------   ---------

Net sales                                      100.0       100.0
Cost of goods sold                              66.1        63.5
                                           ---------   ---------
     Gross profit                               33.9        36.5
Operating expenses
     Selling and administrative expenses        34.0        35.8
     Pre-opening expenses                         .6         1.2
     Store closing provision                      --          .1
     Miscellaneous income                       (2.6)      (  .4)
                                           ---------   ---------
          Operating income (loss)                1.8       (  .3)
Interest expense, net                            1.2         1.1
                                           ---------   ---------
Earnings (loss) before income taxes               .6        (1.4)
Income taxes                                       -          .1
                                           ---------   ---------
Net earnings (loss)                               .6        (1.5)
                                           =========   =========


Net sales for the quarter increased 6.9% to $88.4 million compared to $82.7 million in the first quarter of fiscal 1996. Sales from continuing stores increased 12.0% to $69.3 million in the first quarter of fiscal 1997 from $61.9 million in the first quarter of fiscal 1996. The increase was attributable to sales contributions of $11.0 million from eight new megastores opened since the beginning of fiscal 1996 offset by a same store sales decease of $3.6 million, or 5.8%. Management attributes the decline in same store sales to several factors including, the impact of the Company's liquidation sales in closing stores, lower inventory levels, reduced advertising expenditures and to some extent, increased competitive pressures.

As previously announced, the Company intends to close approximately 53 of its 84 traditional stores in fiscal 1997. At the end of the first quarter of 1997, 20 of these stores had been closed and an additional 11 were closed by the end of May. Net sales from discontinued stores, stores closed or targeted to close, decreased $1.7 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. During the first quarter of fiscal 1997, comparable sales from discontinued stores, some of which were in liquidation, increased $5.3 million over the same period in the prior year. This increase was offset by the elimination of $7.0 million of sales from stores closed.

Cost of goods sold as a percentage of net sales was 66.1% in the first quarter of fiscal 1997 compared to 63.5% in the same period of fiscal 1996. The increase in cost of goods sold as a percentage of net sales in the first quarter of fiscal 1997 was due primarily to increased markdowns compared to the first quarter of the previous year and the nonrecurrance of a favorable physical inventory result recorded in the first quarter of fiscal 1996.

Selling and administrative expenses as a percentage of net sales were 34.0% for the quarter ended May 3, 1997 compared to 35.8% in the first quarter of fiscal 1996. The reduction in selling and administrative expenses as a percentage of sales is primarily attributable to the increased sales volumes in discontinued stores. Selling and administrative expenses as a percentage of sales in continuing stores increased as a result of lower sales in existing stores as discussed above and due to the impact of new stores that have not yet grown to expected sales levels. However, the increased rate of selling and administrative expenses in continuing stores was offset by reduced corporate overhead and distribution costs as a percentage of sales. The Company has implemented expense reductions at the beginning of fiscal 1997 which are expected to reduce store and overhead costs in fiscal 1997 by approximately $4.0 million.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. The decline in pre-opening expenses in the first quarter of fiscal 1997 is related to the reduced number of stores opened in the last 12 months compared to the previous 12 month period.

Miscellaneous income was $2.3 million in the first quarter of fiscal 1997 compared to $295,000 in the same period of fiscal 1996. The fiscal 1997 results include a gain of $1.9 million related to the sale of a leasehold interest.

Net interest expense for the first quarter of fiscal 1997 was $1.0 million compared to $934,000 for the same period last year. The increased interest expense is primarily related to increased average borrowings under the Company's credit facility.

Income taxes in fiscal 1997 and 1996 are related primarily to state income taxes. In fiscal 1997, net operating loss carryforwards are anticipated to be realized resulting in no federal income tax expense.

In the first quarter of fiscal 1997, the Company had pretax income of $564,000 compared to a loss of $1.2 million before income taxes in the same period last year. The improved results in fiscal 1997 compared to fiscal 1996 is primarily attributable to the gain from the sale of a leasehold interest and increased gross profit contributions from discontinued stores, some of which were in liquidation as discussed above. These increases were offset by reduced gross profit contributions from continuing stores primarily related to same store sales declines also discussed above. The Company expects the liquidation process in stores targeted to close in fiscal 1997 to be completed by the end of June 1997.



Liquidity and Capital Resources

In the first quarter of fiscal 1997, operating activities used cash totaling $8.4 million. Cash totaling $1.3 million was used primarily for the purchase of property plant and equipment offset by $2.0 in proceeds from the sale of a leasehold interest. Financing activities provided $7.7 million through the utilization of the Company's credit facility.

Merchandise inventories declined to $102.8 million from $107.6 million at the beginning of the fiscal year primarily as a result of liquidation of inventories in stores closed and targeted to close in fiscal 1997. These reductions offset the normal seasonal buildup of inventories in continuing stores and the addition of one new megastore opened during the first quarter of fiscal 1997. Additionally, the Company has taken steps to improve inventory turnover rates and reduce average store inventory levels. The Company's continuing stores operated with approximately 10% less inventory in the first quarter of fiscal 1997 than during the first quarter of fiscal 1996.

Additions to property, plant and equipment of $1.3 million during the first quarter of 1997 were related primarily to the opening of a new SuperSports USA megastore. The Company expects to open five additional megastores during the balance of fiscal 1997.

The Company's primary source of liquidity in the first quarter of fiscal 1997 was the Company's credit facility, under which average borrowings were $43.0 million compared to $38.3 million in the first quarter of fiscal 1996. Proceeds from the sale of a leasehold interest also provided cash of $2.0 million. Long-term obligations increased to $50.1 million from $42.4 million at the beginning of the fiscal 1997 as the Company utilized its credit facility to meet its working capital requirements. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1997.


The information discussed herein includes "forward-looking statements" within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company's actual results could differ materially as a result of certain factors, including: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, levels of discretionary consumer spending, availability of merchandise to meet fluctuating consumer demands, customer response to the Company's merchandise offerings, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, the results of financing efforts and financial market conditions, as well as other factors described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OSHMAN'S SPORTING GOODS, INC.

        June 16, 1997                          /s/ TIMOTHY L. GRADY
Date:  _____________________              By:  ______________________________
                                                Timothy L. Grady
                                                Senior Vice President and
                                                Chief Financial Officer

        June 16, 1997                          /s/ A. LYNN BOERNER
Date:  _____________________              By:  ______________________________
                                                A. Lynn Boerner
                                                Vice-President and
                                                Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index

  27    Financial Data Schedule