Form 10-Q
period 1997-08-02
OSHMANS SPORTING GOODS INC
filed 1997-09-15
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  August 2, 1997

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

YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common  stock,  $1.00  par  value              5,827,249
       ---------------------------------              ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AUGUST 2, 1997, FEBRUARY 1, 1997 AND AUGUST 3, 1996
                                (IN THOUSANDS)

                                                      AUGUST 2,    FEBRUARY 1,   AUGUST 3,
                                                        1997          1997         1996
                                                    -----------   -----------   -----------
                                                    (UNAUDITED)                 (UNAUDITED)
            ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                         $       489   $       437   $       361
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
   $225 AUG 97, $225 FEB 97 AND $391 AUG 96               2,970         3,771         2,663
  MERCHANDISE INVENTORIES                               101,340       107,609       126,629
  PREPAID EXPENSES AND OTHER                              5,521         4,143         8,042
                                                    -----------   -----------   -----------
      TOTAL CURRENT ASSETS                              110,320       115,960       137,695

PROPERTY, PLANT AND EQUIPMENT, AT COST                   92,951        98,446        96,189
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION         49,262        54,073        54,786
                                                    -----------   -----------   -----------
      NET PROPERTY, PLANT AND EQUIPMENT                  43,689        44,373        41,403

OTHER ASSETS                                                373           401           541
                                                    -----------   -----------   -----------
                                                    $   154,382   $   160,734   $   179,639
                                                    ===========   ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS       $       731   $       776   $       882
  TRADE ACCOUNTS PAYABLE                                 39,200        45,704        49,872
  ACCRUED LIABILITIES                                    15,727        18,231        19,843
  INCOME TAXES                                            4,506         4,529         4,365
  STORE CLOSING RESERVE                                   5,116         7,311           278
                                                    -----------   -----------   -----------
      TOTAL CURRENT LIABILITIES                          65,280        76,551        75,240

LONG-TERM OBLIGATIONS                                    48,707        42,397        46,805

OTHER NONCURRENT LIABILITIES                              5,476         5,655         3,566

STOCKHOLDER'S EQUITY
  COMMON STOCK                                            5,830         5,830         5,829
  ADDITIONAL CAPITAL                                      4,125         4,068         3,978
  RETAINED EARNINGS                                      24,985        26,254        44,242
  LESS TREASURY STOCK, AT COST                              (21)          (21)          (21)
                                                    -----------   -----------   -----------
      STOCKHOLDERS' EQUITY                               34,919        36,131        54,028
                                                    -----------   -----------   -----------
                                                    $   154,382   $   160,734   $   179,639
                                                    ===========   ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                       AUGUST 2, 1997 AND AUGUST 3, 1996
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        1997          1996         1997          1996
                                                     ----------    ----------   ----------    ----------
NET SALES                                            $   82,913    $   92,000   $  171,345    $  174,720

COST OF GOODS SOLD                                       54,545        65,647      113,015       118,188
                                                     ----------    ----------   ----------    ----------
      GROSS PROFIT                                       28,368        26,353       58,330        56,532

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                    29,977        31,307       60,031        60,947
  PRE-OPENING EXPENSES                                      462         1,013        1,010         1,979
  STORE CLOSING PROVISION                                  (713)        1,227         (688)        1,324
  MISCELLANEOUS INCOME                                     (748)         (100)      (3,006)         (399)
                                                     ----------    ----------   ----------    ----------
      OPERATING INCOME (LOSS)                              (610)       (7,094)         983        (7,319)

INTEREST EXPENSE, NET                                     1,144           913        2,173         1,847
                                                     ----------    ----------   ----------    ----------
LOSS BEFORE INCOME TAXES                                 (1,754)       (8,007)      (1,190)       (9,166)

INCOME TAXES                                                 56            34           79            96
                                                     ----------    ----------   ----------    ----------
      NET LOSS                                       $   (1,810)   $   (8,041)  $   (1,269)   $   (9,262)
                                                     ==========    ==========   ==========    ==========
EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE                                    $     (.31)   $    (1.38)  $     (.22)   $    (1.59)
                                                     ==========    ==========   ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES                        $    5,830    $    5,828   $    5,830    $    5,828
                                                     ==========    ==========   ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
                                  (UNAUDITED)
                                (in thousands)

                                                                 1997         1996
                                                              ----------    ----------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS                                                    $   (1,269)   $   (9,262)
  ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED BY
   OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                 3,494         3,260
     RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE                       -            (5)
     CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF
      DEPRECIATION AND AMORTIZATION                                   (1)         (202)
     CHARGE TO RESERVE FOR STORE CLOSINGS                         (6,783)            -
     (RECOVERY) PROVISION FOR STORE CLOSINGS, NET                   (609)        2,329
     STOCK OPTION AND BONUS PLAN EXPENSE                              57            76
     GAIN ON DISPOSITION OF FIXED ASSETS                          (2,294)           (4)
     AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                     (179)         (118)
     CHANGES IN ASSETS AND LIABILITIES:
       DECREASE IN ACCOUNTS RECEIVABLE                               801           794
       DECREASE (INCREASE) IN MERCHANDISE INVENTORIES             10,945       (15,999)
       (INCREASE) DECREASE IN PREPAID EXPENSES AND OTHER          (1,521)          839
       (DECREASE) INCREASE IN TRADE ACCOUNTS PAYABLE              (6,504)       14,386
       DECREASE IN ACCRUED LIABILITIES                            (2,503)         (632)
       DECREASE IN INCOME TAXES                                      (23)          (17)
                                                              ----------    ----------
           NET CASH USED BY OPERATING ACTIVITIES                  (6,389)       (4,555)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                  19            26
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                       (2,896)       (7,682)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS          2,681             1
  PROCEEDS FROM NOTE RECEIVABLE                                       25            24
  PROCEEDS FROM LANDLORDS                                            347         1,979
                                                              ----------    ----------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          176        (5,652)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE                                         -            44
  PROCEEDS FROM ISSUANCE OF LONG-TERM OBLIGATIONS                      -           258
  PAYMENTS OF LONG-TERM OBLIGATIONS                                 (423)         (423)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                     6,688        10,362
                                                              ----------    ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               6,265        10,241

NET INCREASE IN CASH AND CASH EQUIVALENTS                             52            34

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     437           327
                                                              ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      489    $      361
                                                              ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR
   INCOME TAXES                                               $       30    $       98
   INTEREST                                                        2,251         1,769

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 2, 1997 AND AUGUST 3, 1996
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1996 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the six months ended August 2, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:



                                                PERCENTAGE OF NET SALES
                                             ------------------------------
                                              2ND QUARTER       Six Months
                                             -------------    ---------------
                                             1997    1996     1997     1996
                                             ----    ----     ----     ----
Net sales                                   100.0    100.0    100.0    100.0
Cost of goods sold                           65.8     71.4     66.0     67.6
                                            -----    -----    -----    -----
  Gross profit                               34.2     28.6     34.0     32.4
Operating expenses
  Selling and administrative expenses        36.1     34.0     35.0     34.9
  Pre-opening expenses                         .6      1.1       .6      1.1
  Store closing provision                     (.9)     1.3      (.4)      .8
   Miscellaneous income                       (.9)     (.1)    (1.8)     (.2)
                                            -----    -----    -----    -----
     Operating income (loss)                  (.7)    (7.7)      .6     (4.2)
Interest expense, net                         1.4      1.0      1.3      1.1
                                            -----    -----    -----    -----
Earnings (loss) before income taxes          (2.1)    (8.7)     (.7)    (5.3)
Income taxes                                   .1       -        -        -
                                            -----    -----    -----    -----
Net earnings (loss)                          (2.2)    (8.7)     (.7)    (5.3)
                                            =====    =====    =====    =====



Net sales for the second quarter of fiscal 1997 decreased 9.9% to $82.9 million compared to $92.0 million in the second quarter of fiscal 1996. The reduction in sales for the quarter is attributable to decreased sales of $14.9 million from stores closed or targeted to be closed and a comparable store sales decrease of 5.1%, or $3.5 million, offset by $9.3 in sales increases from new megastores opened in 1996 and 1997. Net sales for the first six months decreased 1.9% to $171.3 million compared to $174.7 million in the first half of fiscal 1996. The reduction in sales in the first half is attributable to decreased sales of $16.5 million from stores closed or targeted to be closed and a comparable store sales decrease of 5.5%, or $7.2 million, offset by $20.3 in sales increases from new megastores opened since the beginning of fiscal 1996. Management attributes the decline in same store sales to several factors including, the impact of our own liquidation sales in closing stores, particularly in the first quarter of fiscal 1997, lower inventory levels and reduced advertising expenditures.

As previously announced, the Company intends to close approximately 53 of its 84 traditional stores in fiscal 1997. At the end of the second quarter of fiscal 1997, 36 traditional stores and one megastore had been closed and an additional six traditional stores were closed by the end of August. The Company expects to end fiscal 1997 with a total of 62 stores in operation, consisting of 36 SuperSports USA megastores, ranging in size from approximately 40,000 to 85,000 square feet, six mini-SuperSports USA stores, ranging in size from approximately 19,000 to 32,000 square feet and 20 traditional sporting goods stores.

Cost of goods sold as a percentage of net sales was 65.8% and 66.0% respectively in the quarter and six months ending August 2, 1997 compared to 71.4% and 67.6% respectively in the same periods of fiscal 1996. In the second quarter of fiscal 1997, the Company recorded inventory adjustments (approximately .3% as a percentage of sales) for additional markdowns taken relative to closing stores and certain clearance merchandise. In the second quarter of fiscal 1996, the Company also recorded adjustments to its inventory carrying value (approximately 4.5% as a percentage of sales) related to additional markdowns taken to reduce excessive inventories resulting from lower than planned sales and store closings and to increased physical inventory shrinkage. The reduced rates of cost of goods sold as a percentage of net sales in the second quarter and first six months of fiscal 1997 are primarily due to the nonrecurrence in fiscal 1997 of the significant inventory adjustments recorded in the second quarter of fiscal 1996 and to a reduced level of markdowns as a percentage of sales in fiscal 1997.

Selling and administrative expenses as a percentage of net sales were 36.1% and 35.0% respectively for the quarter and six months ended August 2, 1997 compared to 34.0% and 34.9% respectively in the same periods of fiscal 1996. In the second quarter of fiscal 1997, selling and administrative expenses as a percentage of sales in continuing stores increased as a result of lower sales in existing stores as discussed above and due to the impact of new stores that have not yet grown to expected sales levels. In addition, selling and administrative expenses in discontinued stores increased as a percentage of sales as certain of these stores experienced reduced sales volumes during final stages of liquidation. For the first six months of fiscal 1997, selling and administrative expenses as a percentage of sales in continuing stores increased as a result of lower than planned sales, however the increased rate was largely offset by reduced corporate overhead and distribution costs as a percentage of sales and increased sales volumes in discontinued stores during the first quarter of fiscal 1997. The Company has implemented expense reductions at the beginning of fiscal 1997 which are expected to reduce store and overhead costs in fiscal 1997 by approximately $4.0 million.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. The decline in pre-opening expenses in the second quarter and first six months of fiscal 1997 is related to the reduced number of stores opened in the last 12 months compared to the previous 12 month period.

Store closing provision was a benefit of $713,000 and $688,000 respectively in the second quarter and first six months of fiscal 1997 compared to an expense of $1.2 million and $1.3 million respectively in the same periods of fiscal 1996. During the second quarter of fiscal 1997, the Company reevaluated and accordingly reduced its store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs. In the second quarter of fiscal 1996, the Company recorded a provision of $2.2 million ( 1.0 million of which is related to inventories and is included in cost of goods sold) for stores to be closed in fiscal 1996.

Miscellaneous income increased in fiscal 1997 primarily as a result of gains from the sale of leasehold interests of $389,000 in the second quarter and $1.9 million in the first quarter. In addition, in the second quarter of fiscal 1997 the Company recognized a fee related to a new foreign license agreement.

The increased interest expense for the second quarter and first six months of fiscal 1997 is primarily related to increased average borrowings in fiscal 1997 and an interest rate increase under the Company's credit facility.

Income taxes in fiscal 1997 and 1996 are related primarily to state income taxes. In fiscal 1997, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.

In the first six months of fiscal 1997, the Company had a pretax loss of $1.2 million compared to a loss of $9.2 million before income taxes in the same period last year. The improved results in fiscal 1997 compared to fiscal 1996 are primarily attributable to (i) the nonreccurence in 1997 of certain inventory adjustments and store closing provisions recorded in the second quarter of 1996 as discussed above, (ii) gains from sale of leasehold interests in fiscal 1997,
(iii) reduced operating losses from stores closed in 1997 and 1996 and (iv) the benefit of a reduction of store closing reserves. These improvements were somewhat offset by reduced gross profit contributions from the Company's continuing stores as a result of sales declines as discussed above.


Liquidity and Capital Resources

In the first six months of fiscal 1997, operating activities used cash totaling $6.4 million. Cash totaling $2.9 million was used primarily for the purchase of property plant and equipment offset by $2.7 in proceeds from the sale of leasehold interests. Financing activities provided $6.3 million through the utilization of the Company's credit facility.

Merchandise inventories declined to $101.3 million from $107.6 million at the beginning of the fiscal year primarily as a result of liquidation of inventories in stores closed and targeted to close in fiscal 1997. Additionally, the Company has taken steps to improve inventory turnover rates and reduce average store inventory levels. The Company's continuing stores operated with approximately 10% less inventory in the first six months of fiscal 1997 than during the first six months of fiscal 1996.

Additions to property, plant and equipment of $2.9 million during the first six months of fiscal 1997 were related primarily to the opening of a new SuperSports USA megastore in March and two additional megastores which opened in August.
The Company expects to open three additional megastores during the balance of fiscal 1997.

The Company's primary source of liquidity in the first six months of fiscal 1997 was the Company's credit facility, under which average borrowings were $43.9 million compared to $39.0 million in the first six months of fiscal 1996. Proceeds from the sale of leasehold interests also provided cash of $2.7 million. Long-term obligations increased to $48.7 million from $42.4 million at the beginning of the fiscal 1997 as the Company utilized its credit facility to meet its working capital requirements. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1997.

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

                         PART II -- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) June 20, 1997 annual meeting of stockholders

(c) Matters voted upon.

    1. Election of seven directors to serve as the Board of Directors until the next annual meeting of stockholders and their respective successors are elected.

                                        NUMBER OF VOTES
                               ----------------------------------
                                           WITHHELD      BROKER
NOMINEE                        FOR         AUTHORITY    NON-VOTES
-------                        ---         ---------    ---------

Marvin Aronowitz            5,174,369        2,350          -

Karen Oshman Desenberg      5,174,369        2,350          -

William M. Hitchcock        5,174,369        2,350          -

Alvin N. Lubetkin           5,174,369        2,350          -

Marilyn Oshman              5,174,369        2,350          -

Manuel Sanchez, III         5,174,369        2,350          -

Dolph B. H. Simon           5,174,369        2,350          -

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OSHMAN'S SPORTING GOODS, INC.


Date: September 15, 1997                By:  A. LYNN BOERNER
                                             ---------------------------------
                                             A. Lynn Boerner
                                             Vice-President and
                                             Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index



    4.1 Twenty second Amendment Dated August 19, 1997 to the Financing Agreement dated August 31, 1992 between the Company and The CIT Group/Business Credit, Inc.

    11.1  Statement Re:  Computation of Per Share Earnings

    27    Financial Data Schedule