Form 10-Q
period 1997-11-01
OSHMANS SPORTING GOODS INC
filed 1997-12-15
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  November 1, 1997

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

YES    X        NO
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  stock,  $1.00  par  value            5,827,249
    ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                      NOVEMBER 1, 1997, FEBRUARY 1, 1997 AND NOVEMBER 2, 1996
                                                          (IN THOUSANDS)

                                                                     NOVEMBER 1,   FEBRUARY 1,   NOVEMBER 2,
                                                                         1997          1997          1996
                                                                     -----------   -----------   -----------
                                                                     (UNAUDITED)                 (UNAUDITED)
                         ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                          $       491   $       437    $      493
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $225 NOV 97, $225 FEB 97 AND $393 NOV 96                               1,517         3,771         1,777
  MERCHANDISE INVENTORIES                                                117,270       107,609       143,163
  PREPAID EXPENSES AND OTHER                                               3,552         4,143         7,869
                                                                     -----------   -----------   -----------
          TOTAL CURRENT ASSETS                                           122,830       115,960       153,302

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    94,336        98,446       100,128
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                        49,678        54,073        55,766
                                                                     -----------   -----------   -----------
          NET PROPERTY, PLANT AND EQUIPMENT                               44,658        44,373        44,362

OTHER ASSETS                                                                 363           401           527
                                                                     -----------   -----------   -----------
                                                                     $   167,851   $   160,734   $   198,191
                                                                     ===========   ===========   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                        $       646   $       776   $       874
  TRADE ACCOUNTS PAYABLE                                                  47,331        45,704        55,746
  ACCRUED LIABILITIES                                                     16,148        18,231        19,380
  INCOME TAXES                                                                45         4,529         4,347
  STORE CLOSING RESERVE                                                    4,242         7,311           246
                                                                     -----------   -----------   -----------
          TOTAL CURRENT LIABILITIES                                       68,412        76,551        80,593

LONG-TERM OBLIGATIONS                                                     57,429        42,397        62,902

OTHER NONCURRENT LIABILITIES                                               5,475         5,655         3,508

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                             5,830         5,830         5,830
  ADDITIONAL CAPITAL                                                       4,153         4,068         4,032
  RETAINED EARNINGS                                                       26,573        26,254        41,347
  LESS TREASURY STOCK, AT COST                                               (21)          (21)          (21)
                                                                     -----------   -----------   -----------
          STOCKHOLDERS' EQUITY                                            36,535        36,131        51,188
                                                                     -----------   -----------   -----------
                                                                     $   167,851   $   160,734   $   198,191
                                                                     ===========   ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           OSHMAN'S SPORTING GOODS, INC, AND SUSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE THREE AND NINE MONTHS ENDED
                                               NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                                            (UNAUDITED)
                                               (in thousands, except per share data)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             1997               1996            1997             1996
                                                         -------------      -------------   -------------     -------------
       NET SALES                                         $      69,608      $      78,859   $     240,953     $     253,578

       COST OF GOODS SOLD                                       43,971             49,660         156,986           167,847
                                                         -------------      -------------   -------------     -------------

                 GROSS PROFIT                                   25,637             29,199          83,967            85,731

       OPERATING EXPENSES
         SELLING AND ADMINISTRATIVE EXPENSES                    27,359             30,714          87,390            91,659
         PRE-OPENING EXPENSES                                      401              1,018           1,411             2,998
         STORE CLOSING PROVISION                                     6               (185)           (682)            1,140
         MISCELLANEOUS INCOME                                      (15)              (420)         (3,021)             (820)
                                                         -------------      -------------   -------------     -------------

                 OPERATING LOSS                                 (2,114)            (1,928)         (1,131)           (9,246)

       INTEREST EXPENSE, NET                                       406                953           2,579             2,801
                                                         -------------      -------------   -------------     -------------

       LOSS BEFORE INCOME TAXES                                 (2,520)            (2,881)         (3,710)          (12,047)

       INCOME TAX(BENEFIT)                                      (4,108)                14          (4,029)              110
                                                         -------------      -------------   -------------     -------------

                 NET EARNINGS(LOSS)                      $       1,588      $      (2,895)  $         319     $     (12,157)
                                                         =============      =============   =============     =============


       EARNINGS(LOSS) PER COMMON AND COMMON
         EQUIVALENT SHARE                                $         .27      $        (.50)  $         .05     $       (2.09)
                                                         =============      =============   =============     =============


       WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES                    $       5,961      $       5,830   $       5,931     $       5,828
                                                         =============      =============   =============     =============

       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                          OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                                            (UNAUDITED)
                                                          (in thousands)

                                                                                      1997               1996
                                                                                   -----------       -----------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME(LOSS)                                                                 $       319       $   (12,157)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                        5,172             4,979
    RECOVERIES OF LOSSES ON ACCOUNTS RECEIVABLE                                              -                (7)
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF
      DEPRECIATION AND AMORTIZATION                                                         (1)             (234)
    CHARGE TO RESERVE FOR STORE CLOSINGS                                                (7,439)                -
    (RECOVERY)PROVISION FOR STORE CLOSINGS, NET                                         (1,312)              861
    STOCK OPTION AND BONUS PLAN EXPENSE                                                     85               132
    (GAIN)LOSS ON DISPOSITION OF FIXED ASSETS                                           (2,283)              126
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                            (269)             (176)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                                    2,527             1,682
      INCREASE IN MERCHANDISE INVENTORIES                                               (4,386)          (32,533)
      (INCREASE)DECREASE IN PREPAID EXPENSES AND OTHER                                  (1,563)              245
      INCREASE IN TRADE ACCOUNTS PAYABLE                                                 1,627            20,260
      (DECREASE)INCREASE IN ACCRUED LIABILITIES                                         (2,082)              409
      DECREASE IN INCOME TAXES                                                          (4,484)              (35)
      INCREASE IN OTHER NONCURRENT LIABILITIES                                              89                 -
                                                                                   -----------       -----------
        NET CASH USED BY OPERATING ACTIVITIES                                          (14,000)          (16,448)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                        21                28
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                             (5,980)          (14,425)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                                2,681                 1
  PROCEEDS FROM NOTE RECEIVABLE                                                             33                27
  PROCEEDS FROM LANDLORDS                                                                2,397             4,654
                                                                                   -----------       -----------
        NET CASH USED BY INVESTING ACTIVITIES                                             (848)           (9,715)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM STOCK ISSUANCE                                                               -                43
  PROCEEDS FROM ISSUANCE OF LONG-TERM OBLIGATIONS                                            -               258
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                       (605)             (644)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                          15,507            26,672
                                                                                   -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                       14,902            26,329

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   54               166

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           437               327
                                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     $491               493
                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR
          INCOME TAXES                                                             $      $ 49               122
          INTEREST                                                                       3,332             2,695

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1996 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the nine months ended November 1, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                             PERCENTAGE OF NET SALES
                                              -----------------------------------------------------------------------------------
                                                             3RD QUARTER                                  Nine Months
                                              ---------------------------------------      --------------------------------------
                                                     1997                  1996                    1997                 1996
                                              ---------------      ------------------      -----------------     ----------------

Net sales                                               100.0                   100.0                  100.0                100.0
Cost of goods sold                                       63.2                    63.0                   65.2                 66.2
                                              ---------------      ------------------      -----------------     ----------------
     Gross profit                                        36.8                    37.0                   34.8                 33.8
Operating expenses
     Selling and administrative expenses                 39.3                    38.9                   36.3                 36.1
     Pre-opening expenses                                  .6                     1.3                     .6                  1.2
     Store closing provision                                -                     (.2)                   (.3)                  .5
     Miscellaneous income                                   -                     (.5)                  (1.3)                 (.3)
                                              ---------------      ------------------      -----------------     ----------------
          Operating loss                                 (3.0)                   (2.4)                   (.5)                (3.6)
Interest expense, net                                      .6                     1.2                    1.1                  1.1
                                              ---------------      ------------------      -----------------     ----------------
Loss before income taxes                                 (3.6)                   (3.7)                  (1.5)                (4.8)
Income taxes (benefit)                                   (5.9)                      -                   (1.7)                   -
                                              ---------------      ------------------      -----------------     ----------------
Net earnings (loss)                                       2.3                    (3.7)                    .1                 (4.8)
                                              ===============      ==================      =================     ================



Net sales for the third quarter of fiscal 1997 decreased 11.7% to $69.6 million compared to $78.9 million in the third quarter of fiscal 1996. Stores closed or targeted to be closed caused a $15.5 million reduction in sales while a comparable store sales decrease of 2.9% produced an additional $1.6 million decline in sales. These decreases were partially offset by $7.8 million in increased sales from new megastores opened in 1996 and 1997. Net sales for the first nine months of fiscal 1997 decreased 5.0% to $241.0 million compared to $253.6 million in the first nine months of fiscal 1996. Stores closed or targeted to be closed caused a $32.0 million reduction in sales while a comparable store sales decrease of 4.7% produced an additional $8.7 million decline in sales. These decreases were partially offset by $28.1 million in increased sales from new megastores opened in 1996 and 1997. Management attributes the decline in same store sales to several factors including, the impact of our own liquidation sales in closing stores, particularly in the first quarter of fiscal 1997, lower inventory levels and reduced advertising expenditures.

The Company has substantially completed its previously announced store closing objective for fiscal 1997. At the end of the third quarter of fiscal 1997, 45 traditional stores and one megastore had been closed and an additional six traditional stores are expected to be closed by the end of the year. The Company had also opened four new megastores as of the end of the third quarter and an additional two megastores in November 1997, completing its new store opening program for the year. The Company expects to end fiscal 1997 with a total of 70 stores in operation, consisting of 36 SuperSports USA megastores, ranging in size from approximately 40,000 to 85,000 square feet, six mini-SuperSports USA stores, ranging in size from approximately 19,000 to 32,000 square feet and 22 traditional sporting goods stores and six clearance stores.

Cost of goods sold as a percentage of net sales was 63.2% and 65.2% respectively in the quarter and nine months ending November 1, 1997 compared to 63.0% and 66.2% respectively in the same periods of fiscal 1996. The third quarter of fiscal 1997 was negatively impacted by more aggressive promotional pricing. However, this increase, as a percentage of sales, was largely offset by inventory adjustments related to favorable physical inventory shrinkage results. The improved rate of cost of goods sold as a percentage of net sales in the first nine months of fiscal 1997 is primarily due to the nonrecurrence in fiscal 1997 of significant inventory adjustments recorded in the second quarter of fiscal 1996 when the Company recorded adjustments to its inventory carrying value (approximately 1.6% as a percentage of sales for the nine months of fiscal
1996) related to additional markdowns taken to reduce excessive inventories resulting from lower than planned sales and store closings and to increased physical inventory shrinkage.

Selling and administrative expenses as a percentage of net sales were 39.3% and 36.3% respectively for the quarter and nine months ended November 1, 1997 compared to 38.9% and 36.1% respectively in the same periods of fiscal 1996. In both the third quarter and first nine months of fiscal 1997, selling and administrative expenses as a percentage of sales in continuing stores increased slightly primarily as a result of lower sales as discussed above and due to the impact of new stores that have not yet grown to expected sales levels. The Company has implemented expense reductions at the beginning of fiscal 1997 which are expected to reduce store and overhead costs in fiscal 1997 by approximately $4.0 million.

Pre-opening expenses of new SuperSports USA megastores are amortized over the first 12 months of operation. The decline in pre-opening expenses in the third quarter and first nine months of fiscal 1997 is related to the reduced number of stores opened in the last 12 months compared to the previous 12 month period.

Store closing provision expenses (income) were $6,000 and ($682,000) respectively in the third quarter and first nine months of fiscal 1997 compared to ($185,000) and $1.1 million respectively in the same periods of fiscal 1996. During the second quarter of fiscal 1997, the Company reevaluated and accordingly reduced its store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs. In the second quarter of fiscal 1996, the Company recorded a provision of $2.2 million ( 1.0 million of which is related to inventories and is included in cost of goods sold) for stores to be closed in fiscal 1996.

Miscellaneous income increased in fiscal 1997 primarily as a result of gains from the sale of leasehold interests of $2.3 million. Additionally, the third quarter of fiscal 1997 includes an expense related to an income tax refund discussed below.

Net interest expense for the third quarter and first nine months of fiscal 1997 was reduced by interest income of $662,000 related to the income tax refund discussed below. The increase in interest expense is primarily related to increased average borrowings in fiscal 1997 and an interest rate increase under the Company's credit facility.

Income tax (benefit) in fiscal 1997 includes a benefit of $4.1 million related to a refund of prior years Federal income taxes. Income taxes in fiscal 1996 are related primarily to state income taxes.

In the first nine months of fiscal 1997, the Company had a pretax loss of $3.7 million compared to a loss of $12.0 million before income taxes in the same period of fiscal 1996. The improved results in fiscal 1997 compared to fiscal 1996 are primarily attributable to (i) the nonreccurrence in 1997 of certain inventory adjustments and store closing provisions recorded in the second quarter of 1996 as discussed above, (ii) gains from sale of leasehold interests in fiscal 1997, (iii) reduced operating losses from stores closed in 1997 and 1996 and (iv) the benefit of a reduction of store closing reserves. These improvements were somewhat offset by reduced gross profit contributions from the Company's continuing stores as a result of sales declines as discussed above.


Liquidity and Capital Resources

In the first nine months of fiscal 1997, operating activities used cash totaling $14.0 million. Cash totaling $6.0 million was used primarily for the purchase of property, plant and equipment, partially offset by $2.7 in proceeds from the sale of leasehold interests and landlord allowances of $2.4 million. Financing activities provided $14.9 million through the utilization of the Company's credit facility.

Merchandise inventories increased to $117.3 million from $107.6 million at the beginning of the fiscal year, however decreased significantly from $143.2 million at the end of the third quarter of fiscal 1996. The increase compared to the beginning of the year is primarily related to normal seasonal fluctuations in anticipation of the Christmas selling season. Inventory levels at the end of the third quarter of fiscal 1997 are significantly less than in the prior year primarily due to store closures in the last 12 months and as a result of steps taken by the Company to improve inventory turnover rates and reduce average store inventory levels. The Company's continuing stores operated with approximately 10% less inventory in the first nine months of fiscal 1997 than during the same period of fiscal 1996.

Additions to property, plant and equipment of $6.0 million during the first nine months of fiscal 1997 were related primarily to the opening of five new SuperSports USA megastores during the first nine months of the year and two additional megastores which opened in November.

Income taxes payable decreased due to the recognition of a Federal income tax benefit related to a income tax refund received in fiscal 1995.

The Company's primary source of liquidity in the first nine months of fiscal 1997 was the Company's credit facility, under which average borrowings were $44.9 million compared to $39.7 million in the first nine months of fiscal 1996. Proceeds from the sale of leasehold interests also provided cash of $2.7 million and landlord construction allowances provided an additional $2.4 million. Long-term obligations increased to $57.4 million from $42.4 million at the beginning of the fiscal 1997 as the Company utilized its credit facility to meet its working capital requirements. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1997.

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

                               OSHMAN'S SPORTING GOODS, INC.


Date:    12/15/97              By:  /s/ A. Lynn Boerner
     ----------------              ---------------------------
                                   A. Lynn Boerner
                                   Vice-President and
                                   Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index



    11.1  Statement Re:  Computation of Per Share Earnings

    27    Financial Data Schedule