Form 10-K405
period 1998-01-31
OSHMANS SPORTING GOODS INC
filed 1998-04-30
CIK 75043

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[_] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended January 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _________________
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

                         Yes  [X]     No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 20, 1998 (based upon the closing sales price as of such date) was $14,309,361.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 20, 1998:

                  Common Stock, $1.00 par value:   5,827,249

Documents incorporated by reference: Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 19, 1998 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into
Part III.

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

     Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company has transformed its business by focusing its efforts on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet while rationalizing its preexisting base of traditional stores, which average approximately 12,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

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

     At the end of fiscal 1997, the Company operated 42 SuperSports USA stores, including 36 SuperSports USA megastores ranging in size from approximately 40,000 to 85,000 square feet and six mini SuperSports USA stores, ranging in size from approximately 19,000 to 32,000 square feet. The mini SuperSports USA stores include certain "play areas" and merchandise assortments similar to the megastores, and operate under the name SuperSports USA. At the end of fiscal 1997, the Company also operated 22 traditional stores and six clearance stores. The Company's stores are located primarily in medium to large metropolitan areas across the United States. In fiscal 1997, excluding results from stores closed or targeted to close, the 42 SuperSports USA stores produced 89% of the Company's retail sales and approximately 86% of direct store contributions. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 28 (including six clearance stores). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Store Closings."

The Company operates stores in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

     Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear focusing on middle- to high-end products. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. While certain of the Company's primary megastore competitors employ "every-day-low-price" strategies, the Company is a promotional retailer. As such, the Company seeks to attract customers into its stores through advertised price reductions on selected merchandise, while maintaining full markups on other merchandise. The following table sets forth sales of sporting goods equipment, sports apparel and footwear as a percentage of net sales during the last three fiscal years.

                                  PERCENTAGE OF NET SALES
                                        FISCAL YEAR
                                 -------------------------
                                 1997       1996      1995
                                 ----       ----      ----
     Sporting goods equipment     50%        49%       50%
     Sports apparel               29%        28%       28%
     Footwear                     21%        23%       22%

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

TRANSFORMATION PLAN

     Management believes that changing consumer preferences toward sporting goods megastores has had a detrimental impact on the Company's existing traditional stores and will continue to limit their potential in the future. In response to this trend, the Company has been focusing on opening and operating its SuperSports USA megastores. During fiscal 1997, the Company closed 51 stores, including one megastore, and the Company believes that it has virtually completed its transformation to primarily an operator of megastores. At the end of fiscal 1997, the Company operated 42 SuperSports USA stores, including 36 SuperSports USA megastores and six mini SuperSports USA stores, 22 traditional stores and six clearance stores. The Company's stores are located primarily in medium to large metropolitan areas across the United States. Most of the 22 traditional stores are profitable and no further major store closing program is anticipated. The Company currently intends to open from one to three additional SuperSports USA megastores in fiscal 1998 as it focuses on its existing store base and improving its systems and processes. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions.

     Since the beginning of fiscal 1990 the Company has closed 176 traditional stores including two stores converted to SuperSports USA megastores, six stores converted to mini SuperSports USA stores and one location closed, reopened and then closed again. Changes in the number of stores and square footage during the last eight fiscal years are summarized below:

                                         NUMBER OF STORES                      SQUARE FOOTAGE (AT END OF PERIOD)
                      ----------------------------------------------------    -----------------------------------
                                    SUPERSPORTS
                      TRADITIONAL       USA           STORES      OPERATED
                        STORES         STORES       CLOSED OR        AT       TRADITIONAL  SUPERSPORTS
FISCAL YEAR             OPENED         OPENED       CONVERTED     YEAR END      STORES     USA STORES     TOTAL
-----------           -----------   -----------     ---------     --------    -----------  -----------  ---------
1990............                5            2            11          189       2,090,000      158,000  2,248,000
1991............                2            0             8          183       2,036,000      158,000  2,194,000
1992............                2            3            18          170       1,879,000      337,000  2,216,000
1993............                1            3(a)         13(a)       161(a)    1,744,000      504,000  2,248,000
1994............                0            4(a)         24(a)       141(a)    1,454,000      785,000  2,239,000
1995............                0           12(b)         20          133(b)    1,196,000    1,439,000  2,635,000
1996............                0            7            25          115         948,000    1,847,000  2,795,000
1997............                0           12            51           70         438,000    2,145,000  2,583,000

Traditional Stores
 Converted to mini
 SuperSports USA stores (c)                  6             6                      301,000    2,282,000  2,583,000
                              ---          ---           ---                    ---------    ---------  ---------

 Total..........               10           43           176
                              ===          ===           ===

___________________
(a) Includes a traditional store which was expanded and converted to a megastore.
(b) Includes megastores opened at seven locations purchased from SportsTown, Inc.
(c) Stores ranging in size from 19,000 to 32,000 square feet which, over the last several years, have been opened or converted from enlarged traditional stores and which operate as SuperSports USA stores.

SITE SELECTION

     The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white-collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Nine of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

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

PURCHASING AND SUPPLIERS

     The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 17.2%, 15.1% and 14.2% of the Company's total purchases in fiscal 1997, 1996 and 1995, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

DISTRIBUTION AND WAREHOUSING

     The Company utilizes a centralized distribution system operated through two distribution centers. One is located in Houston, Texas, and the other is located in Santa Ana, California. Approximately 92% of the Company's inventory is shipped through these distribution centers. However, for certain items that the Company believes require more rapid delivery to stores because of higher product turnover or other conditions, the Company uses direct delivery from vendors. Substantially all of the merchandise distributed to Texas, Louisiana, Oklahoma and locations east of the Mississippi River flows through the Company's distribution center located in Houston, Texas. The Company's distribution center in Santa Ana, California is responsible for distributing substantially all of the merchandise to the Company's stores in California, Arizona, New Mexico, Utah and Washington.

MANAGEMENT INFORMATION SYSTEMS

     During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those to be installed in 1998. In addition, the Company is in the process of installing new merchandising information and inventory management systems which are expected to be implemented by the end of fiscal 1998. When installation of these systems is complete, the Company will have updated substantially all its computer systems and software to accommodate the year 2000 and beyond. At the end of fiscal 1997, capital costs of approximately $3.7 million had been incurred for the purchase and installation of hardware and software. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

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

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

     As of January 31, 1998, Oshman's owned approximately 23 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

     Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates four stores in Japan under the Oshman's name. The Company also sells merchandise to this entity. In fiscal 1997, it entered into a similar agreement with Samsung Corporation, a major Korean company that operates two stores in South Korea under the Oshman's name.

MISCELLANEOUS

     Oshman's typically satisfies its working capital needs out of internally generated funds from current operations and its credit facilities as addressed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

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

     As of January 31, 1998, Oshman's employed approximately 3,360 people including part-time employees.


ITEM 2.   PROPERTIES.

     Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex, and the Company also rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. Oshman's owns properties in Houston, Texas and in Los Angeles and Millbrae, California. Two of the properties owned by the Company are subject to mortgage liens of certain of the Company's lenders, including The CIT Group/Business Credit, Inc. ("CIT").

     Substantially all of Oshman's retail stores occupy leased space in modern structures. As of January 31, 1998, these retail stores occupied an aggregate of approximately 2,504,000 square feet of floor space under leases expiring at various dates from 1998 to 2018 (exclusive of renewal options). Traditional stores on average are comprised of approximately 12,000 square feet, while the average megastore occupies approximately 60,000 square feet. One traditional store and one megastore in locations owned by Oshman's occupied an aggregate of approximately 79,000 square feet of floor space.

     Aggregate rentals paid by the Company under all its leases amounted to approximately $20.1 million during the 1997 fiscal year. Most store leases provide for rentals that are the greater of a fixed minimum amount or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

      NAME           AGE             POSITIONS AND OFFICES HELD
      ----           ---             --------------------------

Alvin N. Lubetkin(1)  64  Vice Chairman of the Board, Chief Executive Officer,
                          President and Director
Marilyn Oshman(1)     58  Chairman of the Board and Director
A. Lynn Boerner       57  Vice President, Chief Accounting Officer and Assistant
                          Secretary
Richard G. Dennis     45  Vice President, Secretary and General Counsel
Thomas J. McVey       46  Senior Vice President
Ray Miller            51  Vice President, Treasurer and Assistant Secretary
Steven U. Rath        43  Executive Vice President
Charles Carstens      47  Vice President

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

     Mr. Dennis was elected Vice President in June 1994 and Secretary in July 1996. Mr. Dennis has also served as General Counsel of the Company since 1993. Prior to that, he was employed as Managing Attorney, Banc One New Hampshire Asset Management Company from 1992 to 1993 and Associate Attorney, Weil, Gotshal & Manges from 1986 until 1992.

     Mr. McVey was elected Vice President of the Company in March 1996 and Senior Vice President in June 1997. He is primarily responsible for store operations. Since 1994, Mr. McVey has served as divisional Senior Vice President and Regional Manager. Prior to that time, he was regional Vice President from 1989 to 1994.

     Mr. Miller was elected Treasurer in July 1996, Assistant Secretary in January 1997 and Vice President in May 1997. He originally joined the Company in 1976, serving in various accounting and treasury positions. In June of 1990, Mr. Miller left the Company and joined Profit Recovery Group, a contingency audit firm, where he was employed until September of 1993, at which time he rejoined the Company.

     Mr. Rath was elected as a Vice President of the Company in 1992 and Executive Vice President in April 1998. He is primarily responsible for the real estate functions of the Company, both with respect to new store development and the restructuring of the traditional store operations. In fiscal 1997, Mr. Rath assisted Mr. Lubetkin in the execution of the merchandising functions of the Company, as well as assuming an expanded management role in overall operations. Prior to becoming a Vice President of the Company, Mr. Rath served as a divisional Vice President for Corporate Development from 1990 to 1992, and Director of Corporate Development from 1988 to 1989.

     Mr. Carstens was elected as a Vice President of the Company in 1998. He is primarily responsible for management and information systems and computer and technical services at the Company. Prior to joining the Company in 1998, Mr. Carstens served as Vice President of Information Technology at JumboSports, a sporting goods retailer from March 1997 until March 1998, as Account Executive at GSI Oustsourcing, USA division from August 1996 until February 1997, as Director of Data Processing at Pic 'N' Save, a regional discount department store, from July 1994 until July 1996 and as Director of Systems and Programming at Carnett, a division of JM Family Enterprises, from February 1987 until June 1994.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:
                                                        HIGH     LOW
                                                        ----     ---
FISCAL YEAR ENDED FEBRUARY 1, 1997
First Quarter ended May 4, 1996                        $11.00   $9.38
Second Quarter ended August 3, 1996                      9.63    7.88
Third Quarter ended November 2, 1996                     7.88    5.00
Fourth Quarter ended February 1, 1997                    5.69    4.75

FISCAL YEAR ENDED JANUARY 31, 1998
First Quarter ended May 3, 1997                        $ 5.19   $3.88
Second Quarter ended August 2, 1997                      6.06    4.50
Third Quarter ended November 1, 1997                     8.19    5.00
Fourth Quarter ended January 31, 1998                    7.00    4.25

FISCAL YEAR ENDING JANUARY 31, 1999
First Quarter ended May 2, 1998
(through April 20, 1998)                               $ 6.75   $4.25


     As of April 20, 1998, there were approximately 1,227 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of April 20, 1998, was $5.875.

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

                                                                                 FOR THE YEAR ENDED
                                                                                OR AS OF THE YEAR END

                                                        JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,    JANUARY 28,    JANUARY 29,
                                                            1998             1997            1996            1995           1994
                                                         (52 WEEKS)       (52 WEEKS)      (53 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                        -----------      -----------     -----------    -----------    -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Sales                                       $342,609         $365,879        $342,889        $311,419       $307,935
Net Earnings (Loss)                                         6,372*         (27,250)          1,942             290        (19,494)
Net Basic Earnings (Loss) per Share                          1.09            (4.67)           0.33            0.05          (3.36)
Net Diluted Earnings (Loss) per Share                        1.07            (4.67)           0.32            0.05          (3.36)
Dividends per Share                                             -               --              --              --             --
Total Assets                                              148,350          160,734         162,923         135,077        126,432
Long-Term Debt                                             35.953           42,397          36,681           5,665          3,712

-----------------------

* Excludes loss of $1,299 from cumulative effect of change in accounting method for pre-opening expenses. See "management's Discussion and Analysis of Financial Condition and Results of Operations-Change of Accounting Method for Pre-Opening Expenses."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas, where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to effect the results of the Company's traditional stores. Since 1990, the Company has been in the process of transforming its business by focusing on opening and operating SuperSports USA megastores occupying, on average, approximately 60,000 square feet, while rationalizing its pre-existing base of traditional stores, which average approximately 12,000 square feet. In the fourth quarter of fiscal 1996, the Company announced its intention to close 53 traditional stores in 1997 and recorded a store closing provision.

     During fiscal 1997, the Company closed 51 sporting goods stores, including one megastore, while opening six new SuperSports USA megastores. The Company believes that it has virtually completed its transformation to primarily an operator of megastores. At the end of fiscal 1997, the Company operated 42 SuperSports USA stores, including 36 SuperSports USA megastores and six mini SuperSports USA stores, 22 traditional stores and six clearance stores located primarily in medium to large metropolitan areas in Texas and California as well in Arizona, Florida, Kansas, Louisiana, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

STORE CLOSINGS

     In the fourth quarter of fiscal 1996, the Company announced its plan to close 53 of its traditional stores during fiscal 1997. The Company recorded a store closing provision of $13.6 million to cover inventory adjustments ($6.3 million), lease termination costs ($5.2 million), leasehold and other asset write-offs ($1.3 million) and employee costs and other incremental store closing costs ($839,000). During fiscal 1997, 44 of these stores were closed, three will continue to operate as normal traditional stores until their leases expire at the end of fiscal 1998, and six are operating as clearance stores, pending resolution of lease obligations. During fiscal 1997, reserves totaling $2.6 million were used to cover lease terminations and other store closing costs. At the end of fiscal 1997, the Company had reserves of approximately $3.0 million available to cover estimated costs associated with closing the remainder of these stores. Management believes these reserves are sufficient, however, there can be no assurance that the Company will be successful in its efforts to negotiate lease terminations or that amounts reserved are adequate to cover the cost of these terminations and other store closing costs.

     In addition to the 44 store closings discussed above, the Company closed an additional seven stores in fiscal 1997, including one megastore and three traditional stores for which it had sold its leasehold interests. In fiscal 1996, the Company closed 25 traditional stores and its athletic team business. During fiscal 1997, sales contributions from stores closed in fiscal 1997 and 1996, and those targeted to close in fiscal 1997, caused sales to decline $51.2 million from $83.5 million in fiscal 1996 to $32.3 million in fiscal 1997. During fiscal 1997, these stores incurred direct store losses of $540,000, over and above amounts charged to store closing reserves, as discussed above. These stores as a group had direct store losses of $5.6 million in fiscal 1996.

CHANGE OF ACCOUNTING METHOD FOR PRE-OPENING EXPENSES

     The Company's prior accounting policy with regard to pre-opening expenses of new stores provided that expenses related to stores larger than 25,000 square feet in size (anticipated to be only SuperSports USA megastores) would be deferred and amortized over a one-year period subsequent to the store opening. Effective at the beginning of fiscal 1997, the Company changed its policy to require that non-capital expenses related to the opening of new stores, regardless of size, be charged to expense in the period in which the store opens for business. Accordingly, the Company took a charge in the first quarter of fiscal 1997 of $1.3 million related to pre-opening expenses of megastores opened in fiscal 1996.

RESULTS OF OPERATIONS

     The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                            PERCENTAGE OF NET SALES
                                                  FISCAL YEAR

                                             1997     1996     1995
                                            -----    -----    -----
Net sales                                   100.0    100.0    100.0
Cost of good sold                            65.6     68.5     65.3
                                            -----    -----    -----
   Gross profit                              34.4     31.5     34.7
Operating expenses:
   Selling and administrative expenses       34.2     35.1     33.6
   Pre-opening expenses                       0.4      1.0      0.6
   Corporate restructuring                      -        -     (0.7)
   Store closing provision                   (0.2)     2.1      0.7
   Miscellaneous income                      (1.8)    (0.2)    (0.8)
                                            -----    -----    -----
     Operating income (loss)                  1.8     (6.5)     1.4
Interest expense, net                         1.1      1.0      0.7
                                            -----    -----    -----
Income (loss) before income taxes and
cumulative effect of change in accounting
method for pre-opening expenses               0.7     (7.5)     0.7
Income tax (benefit)                         (1.2)    (0.1)     0.1
                                            -----    -----    -----
Income (loss) before cumulative effect of
change in accounting method for pre-opening   1.9     (7.4)     0.6
expenses
Cumulative effect of change in accounting
method for pre-opening expenses              (0.4)       -        -
                                            -----    -----    -----
Net earnings (loss)                           1.5     (7.4)     0.6
                                            =====    =====    =====

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for fiscal 1997 decreased 6.4% to $342.6 million from $365.9 million for fiscal 1996. The net decrease is attributable to the elimination of $51.2 million of sales related to stores closed or targeted to close in fiscal 1997 and fiscal 1996 (see "Store Closings"), and also to a comparable store sales decrease of 3.7% or $9.5 million in continuing stores. These sales reductions were partially offset by $37.4 million in sales from full year sales from seven megastores opened in fiscal 1996 and to partial year sales from six new megastores opened in fiscal 1997. Sales from continuing stores, including sales from new stores, increased 9.9% to $310.3 million.

     Same store sales in continuing stores declined 3.7% in fiscal 1997. Management attributes the decline in comparable store sales to several factors, including increased competition, the impact of liquidation sales in the Company's own closing stores, particularly in the first quarter of fiscal 1997, lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates and reduced advertising levels.

     Gross profit, as a percentage of net sales, increased to 34.4% in fiscal 1997 compared to 31.5% in fiscal 1996. The increased rate of gross profit as a percentage of net sales in fiscal 1997 is primarily due to the nonrecurrance of a $6.3 million (1.7% as a percentage of sales) store closing provision taken in the fourth quarter of fiscal 1996 and additional markdowns taken during fiscal 1996 to reduce excessive inventories resulting from lower than planned sales and from stores closed during the year.

     Selling and administrative expenses as a percentage of net sales were 34.2% in fiscal 1997, compared to 35.1% in fiscal 1996. Even though selling and administrative expenses in comparable stores declined approximately $4.0 million in fiscal 1997 compared to fiscal 1996, selling and administrative expenses as a percentage of sales in all continuing stores increased as a result of lower than expected sales in existing stores and the impact of new stores which have not yet grown to expected sales levels. The increased rate of selling and administrative expenses as a percentage of sales in continuing stores was offset by a reduction of corporate overhead and distribution costs of approximately $2.3 million in fiscal 1997 compared to fiscal 1996, resulting in a 0.6% reduction in the selling and administrative expenses as a percentage of sales of the Company's ongoing operations. The balance of the reduction in the rate of selling and administrative expenses as a percentage of sales is attributable to stores closed or targeted to close which experienced a lower rate of selling and administrative expenses in fiscal 1997 as a result of higher sales rates during liquidation and certain expenses which were offset by reserves as discussed above (see "Store Closings").

     Pre-opening expenses as a percentage of net sales were 0.4% and 1.0%, respectively, in fiscal 1997 and fiscal 1996. (See "Change of Accounting Method for Pre-opening Expenses.")

     In fiscal 1997, store closing provision as a percentage of net sales was a benefit of 0.2% compared to an expense of 2.1% in fiscal 1996. In fiscal 1996, the Company recorded of a store closing provision of $7.3 million, excluding a provision for liquidation of inventory, for 53 traditional stores it planned to close in fiscal 1997 (see "Store Closings").

     The major components of miscellaneous income for fiscal 1997 and fiscal 1996 are set out in the table below:

                                                       FISCAL YEAR
                                                    ----------------
                                                    1997        1996
                                                    ----        ----
                                                     (in thousands)
Gain on sale of real estate and leasehold
 interests                                        $5,616       $    -

Fees from foreign licensees                        1,199        1,238
Other, net                                          (769)        (465)
                                                  ------       ------
     Total                                        $6,046       $  773
                                                  ======       ======

     Net interest expense for fiscal 1997 was $3.7 million, compared to $3.8 million in fiscal 1996. Net interest expense in fiscal 1997 includes interest income of $662,000 related to a

Federal income tax refund. The increase in interest expense in fiscal 1997 is related to an increased interest rate under its credit facility. Subsequent to the end of fiscal 1997, the Company has amended its credit facility to, among other things, reduce its interest rate.

     The $4.0 million income tax benefit in fiscal 1997 includes a benefit of $4.1 million related to prior years' Federal income taxes. No tax expense was recorded related to 1997 due to the partial utilization of prior net operating losses, which primarily had been subject to a valuation allowance. Income taxes in fiscal 1996 are related primarily to state income taxes. In 1996, no Federal Income tax benefit had been recorded despite the Company's large loss before income taxes due to valuation allowances recorded against the deferred tax assets generated by such losses.

     In fiscal 1997, the Company had income of $2.4 million before income taxes and cumulative effect of change of accounting method for pre-opening expenses compared to a loss of $27.4 million before income taxes in fiscal 1996. Significant factors contributing to the improved results in fiscal 1997 compared to fiscal 1996 are (i) the nonrecurrence in 1997 of a $13.6 million store closing provision recorded in fiscal 1996, (ii) gains of $5.6 million from sale of real estate and leasehold interests in fiscal 1997, (iii) reduced operating losses from stores closed in 1997 and 1996 and (iv) improved results from the Company's continuing operations; both as a result of improved gross profit contributions and reduced selling and administrative expenses as a percentage of sales, including reduced corporate overhead and distribution costs and (v) reduced pre-opening expenses.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales for fiscal 1996, a 52 week period, increased 6.7% to $365.9 million from $342.9 million for the fiscal year 1995, a 53 week period. Management attributed the increase in net sales to the full year sales from 12 megastores opened in fiscal 1995 and to partial year sales from seven new megastores opened in fiscal 1996. Megastore sales increased to $235.1 million compared to $164.5 million in fiscal 1995, a 42.3% increase. The increased sales from new megastores were partially offset by decreased overall same store sales results and the elimination of $26.9 million of sales from the combined impact of 20 traditional stores closed during 1995 and 25 stores closed in 1996 plus the closure of the Company's athletic team business.

     Same store sales, on a comparative 52 week basis, in the Company's SuperSports USA megastores declined 2.5% while same store sales in traditional stores decreased 12.5%, resulting in a 7.9% decline in overall same store sales. The Company attributed the decline in comparable store sales primarily to increased competition and, secondly, to cannibalization of sales resulting from the expansion of the Company's megastores. As a result of the Company's efforts to increase margins and improve inventory turnover rates, the Company reduced average store inventories. Although management feels that this strategy will improve the Company's financial performance, sales may be adversely impacted on an interim basis.

     Gross profit, as a percentage of net sales, decreased to 31.5% in fiscal 1996 compared to 34.7% in fiscal 1995. Gross profit was negatively impacted by an inventory adjustment of $6.3 million (1.7% as a percentage of sales) included in the store closing provision discussed above.

Gross profit as a percentage of sales was also negatively impacted by additional markdowns taken to reduce excessive inventories resulting from lower than planned sales and from stores closed during the year.

     Selling and administrative expenses as a percentage of net sales was 35.1% in fiscal 1996, compared to 33.6% in fiscal 1995. Selling and administrative expenses as a percentage of sales in stores increased as a result of lower than expected sales in the existing stores and the impact of new stores which had not yet grown to expected sales levels. Although corporate overhead and distribution costs declined as a percentage of sales, this decrease was not sufficient to offset the increase in selling and administrative expenses as a percentage of sales in stores. The Company implemented expense reductions at the end of fiscal 1996 which were expected to reduce store and overhead costs in fiscal 1997 by approximately $4.0 million.

     Pre-opening expenses as a percentage of net sales increased to 1.0% in fiscal 1996, compared to 0.6% in fiscal 1995. The increased rate in fiscal 1996 compared to fiscal 1995 was related primarily to costs associated with the 12 stores opened in 1995 and the seven stores opened in 1996. The Company's policy with regard to the pre-opening expenses was that expenses related to stores larger than 25,000 square feet in size (anticipated to be only SuperSports USA megastores) are deferred and amortized over a one-year period subsequent to the store opening. See "Change of Accounting Method for Pre-opening Expenses".

     Store closing provision as a percentage of net sales was 2.1% in fiscal 1996, compared to 0.7% in fiscal 1995. The increase in store closing provision is related to the recording in 1996 of a store closing provision of $7.3 million (excluding the $6.3 million provision for inventory adjustments included in cost of goods sold) for the 53 traditional stores that the Company planned to close in fiscal 1997 (see "Store Closings").

     The major components of miscellaneous income for fiscal 1996 and fiscal 1995 are set out in the table below:

                                                      FISCAL YEAR
                                                     -------------
                                                     1996     1995
                                                     ----     ----
                                                     (in thousands)
Condemnation proceeds                               $    -   $1,550
Fees from foreign licensees                          1,238    1,087
Provision for earthquake loss                            -      229
Other, net                                            (465)    (252)
                                                    ------   ------
     Total                                          $  773   $2,614
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

     In fiscal 1996, the Company incurred a pretax loss of $27.4 million compared to earnings before income taxes of $2.4 million in fiscal 1995. The significant factors in the reduced results for fiscal 1996 are the $13.6 million store closing provision, comparable store sales declines, increased markdowns related to the lower sales and store closings, increased amortization of pre-opening costs, increased borrowings, and the non-recurrence of the fiscal 1995 gain on a condemnation.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 1997 and fiscal 1996:


                                              FISCAL 1997
                                ----------------------------------------
                                 FIRST      SECOND     THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER
                                -------    -------    -------    -------
                                        (DOLLARS IN THOUSANDS)

     Net sales                  $88,432    $82,913    $69,608    $101,656
     Gross profit               $29,962    $28,368    $25,637    $ 34,022
     Gross margin                  33.9%      34.2%      36.8%       33.5%
     Operating income (loss)    $ 1,972    $  (136)   $(2,505)   $  6,751
     Operating margin               2.2%      (0.2%)     (3.6%)       6.6%
     Net income (loss)          $  (379)   $(1,336)   $ 1,197    $  5,591
     Net income (loss) margin      (0.4%)     (1.6%)      1.7%        5.5%



                                              FISCAL 1996
                                ----------------------------------------
                                 FIRST      SECOND     THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER
                                -------    -------    -------    -------
                                        (DOLLARS IN THOUSANDS)

Net sales                       $82,719    $92,000    $78,859    $112,301
Gross profit                    $30,179    $26,353    $29,199    $ 29,364
Gross margin                       36.5%      28.6%      37.0%       26.2%
Operating income (loss)         $  (225)   $(7,094)   $(1,928)   $(14,371)
Operating margin                    (.3%)     (7.7%)     (2.4%)     (12.8%)
Net income (loss)               $(1,221)   $(8,041)   $(2,895)   $(15,093)
Net income (loss) margin           (1.5%)     (8.7%)     (3.7%)     (13.4%)

     During fiscal 1997, 1996 and 1995, 29.7%, 30.7% and 34.2%, respectively, of the Company's sales were generated during the fourth quarter. As a result of the increased sales, the Company's operating results for the fourth quarter generally exceed the operating income for any other quarter during these fiscal years. However, this trend did not continue in fiscal 1996, primarily as a result of the negative impact of the store closing provision related to 53 traditional stores expected to be closed in fiscal 1997 and losses associated with stores closed in 1996.

COMPARABLE STORE SALES

     The following table sets forth for the fiscal years 1997, 1996 and 1995 certain information regarding the percentage increase (decrease) in comparable store sales for comparable 52 week periods.


                              FISCAL 1997
                 -------------------------------------
                  First     Second    Third     Fourth          Fiscal  Fiscal
                 Quarter   Quarter   Quarter   Quarter   Year    1996    1995
                 -------   -------   -------   -------   ----    ----    ----
SuperSports
  USA Stores      (5.4%)     (5.9%)   (3.7%)    (1.4%)  (4.0%)  (2.5%)   5.0%
Traditional
  Stores          (7.7%)     (1.3%)    1.7%     (1.0%)  (1.8%) (12.5%)  (5.0%)
Total             (5.8%)     (5.1%)   (2.9%)    (1.3%)  (3.7%)  (7.9%)   0.8%

     In the first half of fiscal 1997, particularly the first quarter, comparable sales in the Company's ongoing stores were unfavorably impacted by liquidation sales in traditional stores that were being closed. Additionally, sales were also impacted by lower inventory levels compared to fiscal 1996 and reduced advertising. Sales during the second half of the year continued to be impacted by reduced inventory levels and reduced advertising, however showed some improvement relative to the first half due to the completion of liquidation sales in the Company's own markets and as a result of relatively weak comparable sales results for fiscal 1996. The Company attributes the decline in comparable store sales to (i) increased competition, (ii) reduced inventory levels in fiscal 1997 as the Company attempts to improve gross margins and inventory turnover rates and (iii) reduced advertising expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1997, operating activities provided cash totaling $4.3 million. The primary sources of cash were reduced inventories of $7.3 million offset by a related decrease in trade accounts payable of $3.3 million, earnings of $3.9 million before depreciation, gains on disposition of fixed assets, income taxes and cumulative effect of change in accounting method for pre-opening expenses, offset by $2.8 million used by stores closed or targeted to close. Investing activities provided cash of $2.3 million as proceeds from sales of real estate and leasehold interests, together with developer provided funds exceeded amounts used for the purchase of property, plant and equipment during the year. Financing activities used $6.7 million as a result of reduced utilization of the Company's credit facility and the retirement of mortgage debt on real estate properties sold.

     Merchandise inventories were $99.9 million at the end of fiscal 1997 compared to $107.6 million at the end of fiscal 1996. The inventory decreased at the end of fiscal 1997 primarily as a result of the closing of 51 stores during fiscal 1997 and also due to the Company's efforts to reduce average inventory levels and increase inventory turnover. Merchandise inventories in comparable continuing stores and distribution centers at the end of fiscal 1997 were approximately 7.0% lower compared to the end of fiscal 1996.

     Additions to property, plant and equipment were $10.0 million in fiscal 1997, exclusive of $3.8 million funded by developers. Approximately $6.5 million was used for the opening of six new SuperSports USA megastores. Approximately $1.3 million was used for the renovation and refurbishment of other stores. Approximately $2.0 million was used for computer hardware and software including the purchase of a new computer and merchandising systems software which is expected to be installed during fiscal 1998. The remaining amount was used for renovation and refurbishment of administrative and warehouse locations. The Company's policy regarding developer funding of new stores is to offset the respective construction cost of real property improvements by any amount of funding provided by developers. With the installation of the new merchandising system in 1998, the Company will have completed the replacement of its financial reporting, payroll and human resources systems as well as its merchandising information systems with year 2000 compliant software within the past three years.

     Capital expenditures in fiscal 1998 are expected to be approximately $7.0 million. The Company plans to open from one to three new megastores during fiscal 1998 at a net cost of approximately $1.0 million, as it concentrates upon its existing store base and improving its systems and processes. Approximately $3.3 million is planned to be used for renovation and refurbishment of existing stores, $1.1 million for computer hardware and software and the balance is expected to be allocated to improvements to warehouses and administrative areas.

     Income taxes declined at the end of fiscal 1997 compared to fiscal 1996 as the result of the Company's recognition of the benefit of a Federal income tax refund received in fiscal 1995 resulting from net operating loss carrybacks.

     On August 31, 1992, the Company entered into an agreement providing for a three-year, $32.5 million revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula and subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants. During 1996, the agreement was amended to increase the revolving line of credit to $65.0 million, with a further seasonal increase to $80.0 million during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5.0 million. Subsequent to the end of fiscal 1997, the agreement was amended to among other things, reduce interest rates under the agreement and to extend the term of the agreement until August 31, 2001.

     The Company's primary source of liquidity in fiscal 1997 was the Company's credit facility, under which average borrowings during the year were $44.7 million. Operating activities also provided cash of $4.3 million. Because of the seasonal nature of its business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility are typically highest in the November and reached $61.4 million in November 1997. At January 31, 1998, the Company had recorded debt with respect to its credit facility of $33.0 million and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $1.1 million.

     The Company believes that its existing revolving credit facility together with cash flow from operations will be adequate to meet anticipated capital needs, including seasonal financing needs for fiscal 1998.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective actions, programs with time-sensitive software would potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results and potentially causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business practices.

     The Company presently believes that upon completion of its installation of computer hardware and software systems described above in "Business - Management Information Systems", the Year 2000 issue will have been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company. In addition, the Company may face risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In the event that any such third parties cannot timely provide the Company with products, services or systems as a result of any such non-compliance, the Company's operating results could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Disclosure not required.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein regarding planned capital expenditures, store openings and closings, the Company's financial position, business strategy and other plans and objectives for future operations (typically using the words "expect," "plan," "anticipate," "believe," "intend" or similar expressions), are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, levels of discretionary consumer spending, availability of merchandise to meet fluctuating consumer demands, customer response to the Company's merchandise offerings, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, the results of financing efforts and financial market conditions. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 31, 1998 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a)  1.   Financial Statements

     Report of independent certified public accountants................  25
     Consolidated balance sheets at January 31, 1998 and
       February 1, 1997................................................  27
     Consolidated statements of operations for the years
       ended January 31, 1998, February 1, 1997 and
       February 3, 1996................................................  28
     Consolidated statements of stockholders' equity for the
       years ended February 3, 1996, February 1, 1997 and
       January 31, 1998................................................  30
     Consolidated statements of cash flows for the years ended
       January 31, 1998, February 1, 1997 and February 3, 1996.........  31
     Notes to consolidated financial statements........................  32
     Selected quarterly financial data.................................  49

     2.   Financial Statement Schedules

     Schedule II - Allowance for Doubtful Receivables - Years ended
       January 31, 1998, February 1, 1997 and February 3, 1996.........  50

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

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended January 31, 1998.

        FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
                    ACCOUNTANTS FOR INCLUSION IN FORM 10-K

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      JANUARY 31, 1998, FEBRUARY 1, 1997
                             AND FEBRUARY 3, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


     We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note A to the financial statements, the Company changed its method of accounting for pre-opening expenses, effective February 2, 1997.

     We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended January 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Houston, Texas
March 9, 1998 (except for the third paragraph of Note D, as to which the date is March 31, 1998)

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     January 31, 1998 and February 1, 1997
                            (Dollars in thousands)

ASSETS                                                    1997       1996
                                                          ----       ----
CURRENT ASSETS
 Cash and cash equivalents                              $    363   $    437
 Accounts receivable, less allowance of $130 in 1997
   and $225 in 1996                                        1,729      3,771
 Merchandise inventories                                  99,874    107,609
 Prepaid expenses and other                                2,838      4,143
                                                        --------   --------
     Total current assets                                104,804    115,960
PROPERTY, PLANT AND EQUIPMENT - AT COST                   91,957     98,446
 Less accumulated depreciation and amortization           48,755     54,073
                                                        --------   --------
                                                          43,202     44,373
OTHER ASSETS                                                 344        401
                                                        --------   --------
                                                        $148,350   $160,734
                                                        ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations            $    566   $    776
 Trade accounts payable                                   42,367     45,704
 Accrued liabilities                                      17,141     18,231
 Income taxes                                                 73      4,529
 Store closing reserve                                     3,852      7,311
                                                        --------   --------
     Total current liabilities                            63,999     76,551
LONG-TERM OBLIGATIONS                                     35,953     42,397
OTHER NONCURRENT LIABILITIES                               7,085      5,655
STOCKHOLDERS' EQUITY
 Common stock                                              5,830      5,830
 Additional capital                                        4,177      4,068
 Retained earnings                                        31,327     26,254
   Less Treasury stock, at cost                              (21)       (21)
                                                        --------   --------
                                                          41,313     36,131
                                                        --------   --------
                                                        $148,350   $160,734
                                                        ========   ========
See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years ended January 31, 1998, February 1, 1997 and February 3, 1996
               (Dollars in thousands, except per share amounts)

                                                         1997       1996       1995
                                                         ----       ----       ----
Net sales                                              $342,609   $365,879   $342,889
Cost of goods sold                                      224,620    250,784    223,737
                                                       --------   --------   --------
   Gross profit                                         117,989    115,095    119,152

Operating expenses
 Selling and administrative expenses                    117,264    128,517    115,210
 Pre-opening expenses                                     1,525      3,459      1,892
 Corporate restructuring                                      -          -     (2,401)
 Store closing provision                                   (836)     7,510      2,406
 Miscellaneous income                                    (6,046)      (773)    (2,614)
                                                       --------   --------   --------
     Operating income (loss)                              6,082    (23,618)     4,659
Interest expense, net                                     3,711      3,821      2,307
                                                       --------   --------   --------
Earnings (loss) before income taxes                       2,371    (27,439)     2,352

Income tax (benefit) expense                             (4,001)      (189)       410
                                                       --------   --------   --------
 Earnings (loss) before cumulative effect of change
   in accounting principle                                6,372    (27,250)     1,942

Cumulative effect to February 2, 1997 of change in
 accounting principle for pre-opening expenses           (1,299)         -          -
                                                       --------   --------   --------
     NET EARNINGS (LOSS)                               $  5,073   $(27,250)  $  1,942
                                                       ========   ========   ========
Earnings (loss) per share
 Earnings (loss) before cumulative effect of change
   in accounting principle
   Basic earnings (loss) per share                     $   1.09   $  (4.67)  $    .33
   Diluted earnings (loss) per share                   $   1.07   $  (4.67)  $    .32
 Cumulative effect to February 2, 1997 of change
   in accounting principle for pre-opening expenses
   Basic earnings (loss) per share                     $   (.22)  $      -   $      -
   Diluted earnings (loss) per share                   $   (.22)  $      -   $      -
 Net earnings (loss) per share
   Basic earnings (loss) per share                     $    .87   $  (4.67)  $    .33
   Diluted earnings (loss) per share                   $    .85   $  (4.67)  $    .32


                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

      Years ended January 31, 1998, February 1, 1997 and February 3, 1996
               (Dollars in thousands, except per share amounts)



                                                    1997      1996      1995
                                                    ----      ----      ----
Proforma amounts assuming the change had been
 applied retroactively
 Earnings before cumulative effect of change in
   accounting principle                             $6,372  $(27,250)  $ 1,942
 Adjustment for pre-opening expenses                     -     1,348    (1,940)
                                                    ------  --------   -------
     NET EARNINGS (LOSS)                            $6,372  $(25,902)  $     2
                                                    ======  ========   =======
 Basic earnings (loss) per share                    $ 1.09  $  (4.44)  $     -
 Diluted earnings (loss) per share                  $ 1.07  $  (4.44)  $     -



See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended February 3, 1996, February 1, 1997 and January 31, 1998
                            (Dollars in thousands)

                                    Common stock    Treasury  Additional   Retained
                                  Shares    Amount    stock     capital     earnings
                                  ------    ------    -----     -------    ---------
Balance at January 28, 1995        5,811    $5,811     $(21)    $3,434       $ 51,562
Compensation under stock
 option and stock bonus
 plans                                 -         -        -        351              -
Issuance of shares under stock
 option plan                          11        11        -         80              -
Net earnings for the year              -         -        -          -          1,942
                                  ------    ------    -----     ------      ---------
Balance at February 3, 1996        5,822     5,822      (21)     3,865         53,504
Compensation under stock
 option and stock bonus
 plans                                 -         -        -        168              -
Issuance of shares under stock
 option plan                           8         8        -         35              -
Net loss for the year                  -         -        -          -        (27,250)
                                  ------    ------    -----     ------      ---------
Balance at February 1, 1997        5,830     5,830      (21)     4,068         26,254
Compensation under stock
 option and stock bonus
 plans                                 -         -        -        109              -
Net earnings for the year              -         -        -          -          5,073
                                  ------    ------    -----     ------      ---------
Balance at January 31, 1998        5,830    $5,830     $(21)    $4,177       $ 31,327
                                  ======    ======    =====     ======      =========



See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended January 31, 1998, February 1, 1997 and February 3, 1996
                            (Dollars in thousands)

                                                                                                   1997         1996         1995
Cash flows of operating activities
 Net earnings (loss)                                                                              $  5,073     $(27,250)   $  1,942
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                                                                     7,180        6,942       5,669
   Cumulative effect of change in accounting principle for
     pre-opening costs                                                                               1,299            -           -
   (Recoveries of) provision for losses on accounts receivable                                         (95)         (22)         (9)
   Recovery of corporate restructuring                                                                   -            -      (2,401)
   Charge to reserve for corporate restructuring, net of
     depreciation and amortization                                                                       -         (120)     (3,871)
   Charge to reserve for store closings                                                             (2,808)           -           -
   (Recovery) provision for losses on store closings, net                                             (471)      13,909       2,406
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                                                         109          168         351
   (Gain) loss on disposition of fixed assets                                                          (30)         234          99
   Amortization of deferred rental allowance                                                          (344)        (292)       (205)
   Gain on disposition of real estate and leaseholds                                                (5,616)           -           -
   Changes in assets and liabilities
     Decrease (increase) in accounts receivable                                                      2,137         (297)         (6)
     Decrease (increase) in merchandise inventories                                                  7,311       (3,242)    (12,336)
     (Increase) decrease in prepaid expenses and other                                              (2,476)       2,907      (1,914)
     (Decrease) increase in trade accounts payable                                                  (3,337)      10,219     (10,200)
     (Decrease) increase in accrued liabilities                                                       (947)       2,093       2,331
     (Decrease) increase in income taxes                                                            (4,456)         147       4,254
     Increase in noncurrent liabilities                                                              1,774        2,147       1,955
                                                                                                  --------     --------    --------
       Net cash provided (used) by operating activities                                              4,303        7,543     (11,935)

Cash flows of investing activities
 Proceeds from (payment on) disposition of fixed assets                                              8,527         (752)         38
 Purchase of property, plant and equipment                                                         (10,047)     (19,225)    (21,655)
 Proceeds from note receivable                                                                          45           44          47
 Proceeds from landlords                                                                             3,752        6,774       1,848
                                                                                                  --------     --------    --------
       Net cash provided (used) by investing activities                                              2,277      (13,159)    (19,722)

Cash flows of financing activities
 Proceeds from stock issuance                                                                            -           43          91
 Proceeds from issuance of long-term obligations                                                         -          259       4,676
 Payments of long-term obligations                                                                  (1,293)        (883)       (472)
 (Payments) proceeds from revolving credit facility, net                                            (5,361)       6,307      27,435
                                                                                                  --------     --------    --------
       Net cash (used) provided by financing activities                                             (6,654)       5,726      31,730
                                                                                                  --------     --------    --------
Net (decrease) increase in cash and cash equivalents                                                   (74)         110          73

Cash and cash equivalents at beginning of period                                                       437          327         254
                                                                                                  --------     --------    --------
Cash and cash equivalents at end of period                                                        $    363     $    437    $    327
                                                                                                  ========     ========    ========
Supplemental disclosures of cash flow information
 Cash paid (received) during the year for
   Income taxes                                                                                   $    147     $   (297)   $ (3,690)
   Interest expense                                                                                  4,405        3,679       2,479

See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 1998, February 1, 1997
                             and February 3, 1996

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS

 Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores. As of January 31, 1998, the Company operated 42 SuperSports USA stores, 36 of which are megastores and 6 of which are mini-SuperSports USA stores, 22 traditional stores and 6 clearance stores. Sales in Texas and California accounted for 56% and 19% of retail sales, respectively. The majority of the Company's sales are either cash or through major national credit cards.

 1.  FISCAL YEAR

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1997 (52 weeks), 1996 (52 weeks), and 1995 (53 weeks) ended on January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

 2.  PRINCIPLES OF CONSOLIDATION

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

 4.  CASH AND CASH EQUIVALENTS
 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 5.  MERCHANDISE INVENTORIES
 Merchandise inventories are valued principally by the retail method and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


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

 7.  AMORTIZATION OF OTHER ASSETS

 Loan acquisition costs are being amortized over the term of the related debt using the straight-line method.

 8.  DEFERRED RENTAL ALLOWANCES

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

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 10. PRE-OPENING EXPENSE
 Effective February 2, 1997, the Company changed the method of accounting for pre-opening expenses.

 Expenses (other than property, plant and equipment) associated with the opening of new stores are charged to expense as incurred. Previously, the Company deferred and amortized all direct and incremental expenses related to the opening of a store over a one-year period subsequent to the store opening. The Company believes this change is preferable because there is no direct causal relationship between these expenses and future revenues and to improve comparability with other companies in its industry. The cumulative effect of this change on periods prior to January 31, 1998 of $1,299,000 is shown separately in the consolidated statement of operations.

 11. ADVERTISING COSTS

 Advertising costs consist principally of newspaper and television advertisements and are recorded net of any co-op received from vendors. Advertising costs were $14,280,000, $15,931,000 and $15,086,000 in 1997, 1996 and 1995.

 12. STORE CLOSING PROVISION

 The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including the costs of inventory adjustments, non-recoverable investments in fixed assets, future net lease obligations, employee costs and other direct store closing costs.

 13. EARNINGS PER SHARE

 Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, EARNING PER SHARE. All periods have been restated for the adoption of this statement.

 Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income available for common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Stock options may be dilutive potential common shares and are therefore considered in the earnings per share calculations, if dilutive. The number of dilutive potential common shares is determined using the treasury stock method.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 14. RECLASSIFICATIONS

 Certain amounts in prior financial statements have been reclassified to conform to the 1997 financial statement presentation.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:
                                                      1997     1996
                                                     ------   ------
                                                     (In thousands)

     Furniture, fixtures and equipment              $56,919  $56,904
     Leasehold improvements                          29,430   32,668
     Buildings                                        2,924    4,840
     Land                                             1,973    2,927
     Leasehold improvements under capital leases        711    1,107
                                                    -------  -------
                                                    $91,957  $98,446
                                                    =======  =======


NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of 1997 and 1996, the balance of the note was $375,000 and $418,000, respectively. The note is payable in 228 bi-weekly installments of approximately $2,000 beginning April 1, 1991, with the remainder due September 2000. The note is collateralized by life insurance and Company stock options.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations at the end of the year consist of the following:

                                                            1997      1996
                                                            ----      ----
                                                            (In thousands)

Revolving credit facility due August 31, 1999, interest
 payable monthly, collateralized by inventory, accounts
 receivable and real estate                                $32,992   $38,353
Mortgage notes collateralized by land and buildings
 (approximate cost $4,018,000) payable in aggregate
 monthly installments of approximately $38,000,
 including interest ranging from prime (8.5% at
 January 31, 1998) plus 1% to 9.5% (fixed), maturing
 through 2005                                                3,388     4,368
Capitalized lease obligations, interest at 9.5%,
 maturing in 1998                                              139       452
                                                           -------   -------
                                                            36,519    43,173
 Less current maturities                                       566       776
                                                           -------   -------
                                                           $35,953   $42,397
                                                           =======   =======

 Following are maturities of long-term obligations for each of the next five years and thereafter:

    Fiscal year                                         Amount
                                                    --------------
                                                    (In thousands)

       1998                                             $   566
       1999                                              33,422
       2000                                                 432
       2001                                                 436
       2002                                                 439
    Thereafter                                            1,224
                                                        -------
                                                        $36,519
                                                        =======

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE D - LONG-TERM OBLIGATIONS-CONTINUED

 The Company has an agreement providing for a revolving credit facility with The CIT Group/Business Credit, Inc. (CIT). Advances under the facility are based on a borrowing base formula and subject to certain loan restrictions, and the facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. Currently, the revolving line of credit is $65,000,000, with a seasonal increase to $80,000,000 during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5,000,000.

 Advances under the credit facility bear interest at the prime rate (8.50% at January 31, 1998) plus .375% and any unused borrowing capacity is subject to a line of credit fee of .375%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 5.9375% at January 31, 1998) plus 2.875%.

 On March 31, 1998, the agreement was amended to, among other things, extend the maturity date to August 31, 2001 and to reduce the interest rates, effective March 1, 1998, to the prime rate for revolving advances and the LIBOR rate plus 2.125% for LIBOR loans. Additionally, the unused line of credit fee was reduced to .25%.

 At the end of 1997 and 1996, outstanding letters of credit were $1,055,000 and $1,152,000, respectively.

 The fair value of these loans is not materially different than book value.


NOTE E - INCOME TAXES

 The Company's tax (benefit) expense consisted of the following:

                  1997     1996    1995
                  ----     ----    ----
                     (In thousands)
   Current
     Federal    $(4,142)   $   -   $   -
     Foreign         78       28      14
     State           19       33      98
   Deferred
     Federal          -        -       -
     State           44     (250)    298
                -------    -----   -----
                $(4,001)   $(189)  $ 410
                =======    =====   =====

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE E - INCOME TAXES - CONTINUED

 A reconciliation of income tax (benefits) expenses on net (losses) earnings before income taxes computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                                     1997      1996       1995
                                                     ----      ----       ----
                                                          (In thousands)

 Income tax expense (benefit) at
  statutory rate                                   $   806   $(9,329)   $   800
 Increases (reductions)
  Change in valuation allowance
   Current year operations                            (851)    9,160       (766)
   Net operating loss carryback                     (2,489)      -          -
  Carryback of net operating loss to
   periods for which tax rates exceed
   current rate                                     (1,652)      -          -
  Other items - net                                    185       (20)       376
                                                   -------   -------    -------
                                                    (4,807)    9,140       (390)
                                                   -------   -------    -------
   Income tax (benefit) expense                    $(4,001)  $  (189)   $   410
                                                   =======   =======    =======

Deferred tax assets and liabilities consist of the following:

                                                  January 31, 1998       February 1, 1997
                                                 -----------------      -----------------
                Current                          Long-Term  Current     Long-Term  Current
                -------                          ------------------     ------------------
                                                    (In thousands)        (In thousands)
Assets
------
  Accrued expenses                                $   702   $   613      $   721   $   479
  Lease incentives                                    156     2,027          122     1,606
  Store closing reserve                             1,348         -        4,760         -
  Other                                                 -         -          225         -
  NOL carryforward                                      -     8,615            -     8,959
  Business tax credits                                  -     1,069            -     1,072
                                                  -------   -------      -------   -------
                                                    2,206    12,324        5,828    12,116
                                                  -------   -------      -------   -------
 Liabilities
 -----------
  Depreciation of property and equipment                -     5,079            -     4,301
  Inventory capitalization                            916         -          886         -
  LIFO termination                                    478         -          478       478
  Store opening costs                                   -         -          442         -
  State taxes                                           9       287            9       243
  Other                                               141       128          104       127
                                                  -------   -------      -------   -------
                                                    1,544     5,494        1,919     5,149
                                                  -------   -------      -------   -------
   Net asset before valuation allowance               662     6,830        3,909     6,967
  Less valuation allowance                           (721)   (7,244)      (3,968)   (7,337)
                                                  -------   -------      -------   -------
   NET LIABILITY                                  $    59   $   414      $    59   $   370
                                                  =======   =======      =======   =======

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE E - INCOME TAXES - CONTINUED

 In the third quarter of fiscal 1995, the Company received Federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately $1,652,000 of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. These amounts resulted in tax benefits recordable in the Company's statement of operations in fiscal 1997 due to the expiration of the statute of limitations for review of the refunds.


 Deferred tax assets were reduced by valuation allowances of $7,965,000 and $11,305,000 at January 31, 1998 and February 1, 1997, respectively. Due to the operating loss carryforward generated during 1996 from the Company's operations and store closing expenses, management believes that uncertainties exist such that it is not more likely than not that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance against existing deferred tax assets. In 1997, the Company decreased its valuation allowance by $3,340,000 due to net deferred tax liabilities generated during the year and the recognition of net operating loss carrybacks.


 The Company has net operating loss carryforwards of approximately $25,337,000. The carryforwards expire $3,317,000 in 2010, $3,054,000 in 2011, $12,634,000 in
 2012, and $6,332,000 in 2013. Additionally, the Company has foreign tax credit carryforwards of $260,000 expiring from 1999 to 2003, job tax credit carryforwards of $748,000 expiring from 2008 to 2011, and alternative minimum tax credit carryforwards of $61,000.



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

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 Future minimum rental payments under operating leases at the end of 1997 are as follows:


          Fiscal year               Amount
          -----------               ------
                                (In thousands)
             1998                 $ 19,754
             1999                   19,045
             2000                   18,703
             2001                   18,464
             2002                   18,335
       Thereafter to 2017          181,683

 Minimum payments have not been reduced by minimum sublease rental income of $16,886,000 due in the future under noncancelable subleases.

 Total rental expense entering into the determination of net earnings (loss) is as follows:

                                    1997     1996     1995
                                    ----     ----     ----
                                        (In thousands)
Leased facilities
 Minimum rentals                   $18,550  $18,479  $14,302
 Contingent rentals (based on a
  percentage of sales)               1,525    1,813    2,686
                                   -------  -------  -------
                                    20,075   20,292   16,988
Other rentals                          425      388      521
                                   -------  -------  -------
                                   $20,500  $20,680  $17,509
                                   =======  =======  =======

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $363,000 through 1998. Subsequent to year end, the lease agreements were amended to extend the leases through November 2003, and to provide for total minimum annual rentals of $399,000 beginning November 1998.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED


 CAPITAL LEASES

 Future minimum lease payments for assets under capital leases at the end of 1997, and the present value of such payments, are as follows:


      Fiscal year                                 Amount
                                                  ------
                                              (In thousands)
         1998                                      $154
                                                   ----
      Total minimum lease payments                  154
       Less amount representing interest             15
                                                   ----
      Present value of minimum obligations         $139
                                                   ====

 PROFIT SHARING PLAN

 The Company and its subsidiaries participate in a discretionary employee profit sharing plan. Effective November 1, 1996, the Plan was converted to a 401(k) Retirement Savings Plan covering all eligible employees. Under the Plan, participating employees can allocate up to 15% of their salary. The Company may make discretionary contributions to the Plan. The Company made no contributions to the Plan in 1997, 1996 or 1995.

 EMPLOYEE MEDICAL PLAN

 On February 1, 1997, the Company began offering a fully insured Medical Plan to its employees. Prior to that, the Company had an employee medical plan that provided for payment of various medical expenses and was funded by
 participating employees and the Company.   The provision for the Company's
 contribution to the plan amounted to $1,781,000 and $1,382,000 for 1996 and 1995, respectively. The Plan was terminated on February 1, 1997 and the Company recorded an accrual to cover anticipated remaining obligations of the Plan.

 SEVERANCE PAY BONUS AGREEMENTS

 The Company has employment agreements with certain executive officers that become operative only upon a change in control of the Company. Compensation which may be payable under these agreements has not been accrued in the consolidated financial statements as a change in control, as defined, has not occurred.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED


 DEFERRED COMPENSATION AGREEMENT

 The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $100,000 after he attains age 65. The benefit payments will continue until the face value of a purchased insurance policy from which the payments will be made is reduced to the amount of the premiums paid by the Company. The Company will receive the remaining face value upon the death of the executive. If the executive dies before all payments are made, a lump-sum payment will be made to his designated beneficiary. At January 31, 1998, the cash surrender value of the insurance policy was $843,000 and the Company had recorded a deferred compensation liability of $650,000.

 LITIGATION

 Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.


NOTE G - STOCKHOLDERS' EQUITY

 CAPITAL STOCK

 Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. Common stock shares issued were 5,830,000 at the end of 1997 and 1996 and 5,822,000 at the end of 1995, and shares outstanding were 5,827,000 at the end of 1997 and 1996, and 5,819,000 at the end of 1995.

 COMMON STOCK OPTION PLANS

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

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

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

 The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1997, 1996 or 1995. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

 RESTRICTED STOCK AWARD

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee becomes 100% vested in restricted shares if retirement occurs at or after age 65 or, in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the Company without cause and termination by grantee for good reason. Partial vesting occurs at the rate of 25% of the grant per year if retirement occurs at or after the grantee reaches the age of 62. Restrictions on the stock end on the vesting date. Additionally, the grant provides that the Company will pay the grantee the Federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $103,000, $181,000 and $517,000 in 1997, 1996, and 1995, respectively.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 FASB STATEMENT 123 DISCLOSURE

 The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1997           1996          1995
                                       ----           ----          ----
                                   (In thousands, except per share amounts)
   Net (loss) income
     As reported                      $5,073       $(27,250)       $1,942
     Pro forma                         4,806        (27,271)          737
   Earnings per share - basic
     As reported                         .87          (4.67)          .33
     Pro forma                           .82          (4.67)          .13
   Earnings per share - diluted
     As reported                         .85          (4.67)          .32
     Pro forma                           .80          (4.67)          .12

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1997, 1996 and 1995:


                                 1997      1996       1995
                                 ----      ----       ----
   Expected volatility           56.10%    52.04%      41.37%
   Risk free rate                 5.76%      5.9%       7.05%
   Expected life of options     6 years   6 years   7.5 years
   Expected dividend yield           0%        0%          0%

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 A summary of the Company's stock options and warrants as of the end of 1997, 1996 and 1995 and changes during those years is presented below:

                                              1997                               1996                          1995
                                         Weighted-average                   Weighted-average              Weighted average
                            Shares        exercise price        Shares       exercise price     Shares     exercise price
                            ------       ----------------       ------      ----------------    ------    ----------------
 Outstanding at
   beginning of year       511,450             $5.38           682,800            $5.98        742,350           $6.56
 Granted                   299,250              4.60            30,000             7.77        262,500            7.14
 Exercised                       -                 -             8,100             5.97         11,100            6.72
 Forfeited                 224,050              5.80           145,650             7.56         23,083            6.69
 Expired                         -                 -            47,600             5.37        287,867            7.97
                           -------                             -------                         -------
 Outstanding at
   end of year             586,650              5.04           511,450             5.38        682,800            5.98
                           =======                             =======                         =======
 Options exercisable
   at end of year          278,833              7.06           335,838             7.03        402,150            7.02
                           =======                             =======                         =======

 The weighted-average fair value of compensatory options granted during 1997, 1996 and 1995 was $3.29, $5.62 and $5.02 per option. In each of these years, all options had exercise prices equal to the market price of the stock on the grant date.

 The following table summarizes information about options and warrants outstanding at January 31, 1998:


                              Options/awards outstanding                    Options exercisable
                     -----------------------------------------------  ------------------------------
                                  Weighted-average
   Range of             Number       remaining      Weighted-average    Number      Weighted-average
exercise prices      outstanding  contractual life   exercise price   outstanding    exercise price
---------------      -----------  ----------------  ----------------  -----------   ----------------
    $0 - $1            100,000       .84 years               -                -                  -
    $5 - $7.50         476,650      5.37 years            6.02          274,833               7.03
    $7.51 - $8.80       10,000      8.38 years            8.80            4,000               8.80
                       -------                                          -------
                       586,650                                          278,833
                       =======                                          =======

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996


NOTE H - EARNINGS (LOSS) PER SHARE

 The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock.


                                                        Year ended
                                            ------------------------------------
                                            January 31, February 1,  February 3,
                                               1998        1997         1996
                                            ----------- -----------  -----------
                                                       (In thousands)

Net earnings (loss)                           $5,073     $(27,250)       $1,942
Weighted average common shares used
 in basic EPS                                  5,830        5,829         5,815
  Effect of dilutive securities:
   Stock options                                 110            -           204
                                              ------     --------        ------
Weighted average common and potential
 dilutive common shares used in dilutive EPS   5,940        5,829         6,019
                                              ======     ========        ======


NOTE I - STORE CLOSING RESERVE

 In the fourth quarter of fiscal 1996, the Company announced its plan to close 53 of its traditional stores during fiscal 1997. Related to these planned closings, the Company recorded inventory mark-downs of $6,263,000 and leaseholds and other asset write-offs of $1,298,000. Additionally, the Company accrued liabilities for estimated lease termination costs of $5,240,000 and other incremental store closing costs of $839,000. During 1997, the Company closed 44 of the 53 stores. Of the remaining stores, 3 will continue to operate as normal traditional stores until their leases expire at the end of fiscal 1998 and 6 are operating as clearance stores, pending resolution of lease obligations. Cash costs related to the accrued liability amounted to $2,645,000 in 1997. The liability was adjusted $446,000 to reflect favorable results in settling store lease liabilities.

 In fiscal 1996 and 1995, the 53 stores that were planned to close in 1997, had sales of $50,100,000 and $63,100,000, and incurred direct store losses of $2,500,000 in fiscal 1996 compared to direct store profits of $2,300,000 in fiscal 1995.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      January 31, 1998, February 1, 1997
                             and February 3, 1996



NOTE J - MISCELLANEOUS INCOME (EXPENSE)

 Miscellaneous income (expense) consist of the following:


                                                1997        1996      1995
                                                ----        ----      ----
                                                      (In thousands)

Gain on sale of real estate and leasehold
  interests, net of commissions                $5,616     $    -     $   -
Condemnation proceeds                               -          -      1,550
Fees from foreign licenses                      1,199      1,238      1,087
Recovery of provision for earthquake losses         -          -        229
Other, net                                       (769)      (465)      (252)
                                               ------     ------     ------
                                               $6,046     $  773     $2,614
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


NOTE K - NEW PRONOUNCEMENTS

 In June 1997, the FASB issued Statement of Financial Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. Management believes that the adoption of this statement in 1998 will not have a material impact on the Company's financial statements.

                           SUPPLEMENTAL INFORMATION

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended January 31, 1998 and February 1, 1997
                   (In thousands, except per share amounts)


                                              First     Second      Third      Fourth
                                             quarter    quarter    quarter    quarter
                                             -------    -------    -------    -------
1997
 Net sales                                   $88,432    $82,913    $69,608    $101,656
                                             =======    =======    =======    ========
 Gross profit                                $29,962    $28,368    $25,637    $ 34,022
                                             =======    =======    =======    ========
 Net earnings (loss) before cumulative
   effect of change in accounting
   principal                                 $   920    $(1,336)   $ 1,197    $  5,591
                                             =======    =======    =======    ========
 Cumulative effect of change in
   accounting principle                      $(1,299)  $      -   $      -    $      -
                                             =======    =======    =======    ========
 Net earnings (loss)                         $  (379)   $(1,336)   $ 1,197    $  5,591
                                             =======    =======    =======    ========
 Earnings (loss) per share
   Earnings before cumulative effect
     of change in accounting principle
       Basic earnings (loss) per share       $   .15    $  (.23)   $   .21    $    .96
                                             =======    =======    =======    ========
       Diluted earnings (loss) per share     $   .15    $  (.23)   $   .21    $    .94
                                             =======    =======    =======    ========
   Cumulative effect of change in
     accounting principle
       Basic earnings (loss) per share       $  (.22)  $      -    $     -    $      -
                                             =======    =======    =======    ========
       Diluted earnings (loss) per share     $  (.22)  $      -    $     -    $      -
                                             =======    =======    =======    ========
   Earnings per common and common
     equivalent shares
       Basic earnings (loss) per share       $  (.07)   $  (.23)   $   .21    $    .96
                                             =======    =======    =======    ========
       Diluted earnings (loss) per share     $  (.07)   $  (.23)   $   .21    $    .94
                                             =======    =======    =======    ========
1996
 Net sales                                   $82,719    $92,000    $78,859    $112,301
                                             =======    =======    =======    ========
 Gross profit                                $30,179    $26,353    $29,199    $ 29,364
                                             =======    =======    =======    ========
 Net earnings (loss)                         $(1,221)   $(8,041)   $(2,895)   $(15,093)
                                             =======    =======    =======    ========
 Basic earnings (loss) per share             $  (.21)   $ (1.38)   $  (.50)   $  (2.59)
                                             =======    =======    =======    ========
 Diluted earnings (loss) per share           $  (.21)   $ (1.38)   $  (.50)   $  (2.59)
                                             =======    =======    =======    ========

                                                                     Schedule II

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                      ALLOWANCE FOR DOUBTFUL RECEIVABLES
                      January 31, 1998, February 1, 1997
                             and February 3, 1996
                                (In thousands)




          Column A           Column B    Column C     Column D      Column E
          --------           --------    --------     --------      --------
                            Balance at   Additions                 Balance at
                            beginning   charged to                   end of
        Description         of period    expense    Deductions (A)   period
        -----------         ----------  ----------  -------------- ----------

Year ended January 31, 1998    $255        $ -            $125        $130

Year ended February 1, 1997    $386        $ 7            $168        $255

Year ended February 3, 1996    $395        $33            $ 42        $386


(A) Reversal of provisions, net of charge-offs and recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OSHMAN'S SPORTING GOODS, INC.


                              By: /s/ A. Lynn Boerner
                                 -------------------------------
                              Name: A. Lynn Boerner
                                   -----------------------------
                              Title: Vice President, Chief Accounting Officer
                                      and Assistant Secretary
                                    ----------------------------

Date: April 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 9, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/MARILYN OSHMAN                     /s/ALVIN N. LUBETKIN
----------------------------------    ---------------------------------
Marilyn Oshman                        Alvin N. Lubetkin
Chairman of the Board of Directors    Vice Chairman of the Board of Directors,
                                      Chief Executive Officer, President
                                      (Principal Executive Officer) and Director


/s/MARVIN ARONOWITZ                   /s/MANUEL A. SANCHEZ, III
----------------------------------    ---------------------------------
Marvin Aronowitz                      Manuel A. Sanchez, III
Director                              Director


/s/DOLPH B.H. SIMON                   /s/A. LYNN BOERNER
----------------------------------    ---------------------------------
Dolph B.H. Simon                      A. Lynn Boerner
Director                              Vice President, Chief Accounting Officer
                                      and Assistant Secretary (Principal
                                      Accounting and Financial Officer)


/s/WILLIAM M. HITCHCOCK               /s/KAREN DESENBERG
----------------------------------    ---------------------------------
William M. Hitchcock                  Karen Desenberg
Director                              Director


                                      /s/STEPHEN A. LASHER
                                      ---------------------------------
                                      Stephen A. Lasher
                                      Director

                               INDEX TO EXHIBITS

3.1 Certificate of Incorporation of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1987 (the "1987 10-K") and incorporated herein by reference).

3.2 Amended and Restated Bylaws of Oshman's Sporting Goods, Inc. as of January 30, 1997 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1997 and incorporated herein by reference).

4.1 + Amended and Restated Financing Agreement dated December 15, 1997 between the Company's subsidiaries and The CIT Group/Business Credit, Inc. (the "Financing Agreement")

4.1(a) +  Amendment dated March 23, 1998 to the Financing Agreement.

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

10.3 * Oshman's Sporting Goods, Inc. 1986 Stock Option Plan, as amended (filed as Exhibit 10.9 to the 1987 10-K and incorporated herein by reference).

10.3(a)* Second Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option Plan (filed as Exhibit 19.4 to the 1993 10-K and incorporated herein by reference).

10.3(b)* Third Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option Plan (filed as Exhibit 19.5 to the 1993 10-K and incorporated herein by reference).

10.4   *  Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan (filed as Exhibit
          10.10 to the 1987 10-K and incorporated herein by reference).

10.4(a)  *  First Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Bonus
            Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 3, 1990 and incorporated herein by reference).

10.5     *  Employment Agreement dated October 3, 1990 between the Company and
            Alvin N. Lubetkin (filed as Exhibit 10.8 to the 1994 10-K and incorporated herein by reference).

10.6     *  Loan Agreement dated October 3, 1990 between the Company and Alvin
            N. Lubetkin (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991 (the "1991 10-K") and incorporated herein by reference).

10.7     *  Oshman's Sporting Goods, Inc. 1991 Stock Option Plan (filed as
            Exhibit 10.10 to the 1991 10-K and incorporated herein by reference).

10.8     *  Oshman's Sporting Goods, Inc. 1993 Non-Employee Director Stock
            Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

10.9     *  Oshman's Sporting Goods, Inc. 1994 Omnibus Plan (filed as Exhibit
            10.13 to the 1995 10-K and incorporated herein by reference).

10.9(a)  *  First Amendment to the Oshman's Sporting Goods, Inc., 1994 Omnibus
            Plan (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995 and incorporated herein by reference).

10.10    *  Restricted Stock Grant Agreement between the Company and Alvin N.
            Lubetkin, dated July 15, 1994 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 30, 1994 and incorporated herein by reference).

10.10(a) *  First Amendment to Restricted Stock Grant Agreement between the
            Company and Alvin N. Lubetkin dated as of July 15, 1994 (Filed as
            Exhibit 10.14 to the 1995 10-K and incorporated herein by reference).

10.11    *  Oshman's Sporting Goods, Inc. 1995 Incentive Compensation Plan for
            Senior Management (filed as exhibit 10.16 to the Company's October 1995 10-Q and incorporated herein by reference).

10.12    *+ Statement of Policy Regarding Executive Severance Pay Bonus Program
            (as amended and restated)

10.13    *+ Statement of Policy Regarding Key Executive Severance Pay Bonus
            Program (as amended and restated)

18       +  Letter re: Change in Accounting Principles

21.1     +  Subsidiaries of the Registrant.

23.1     +  Consent of Grant Thornton LLP.

27.1     +  Financial data schedule.

-------------------
*  Management contract or compensatory plan or arrangement.
+  Filed herewith.