Form 10-Q
period 1998-05-02
OSHMANS SPORTING GOODS INC
filed 1998-06-12
CIK 75043

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

                         Commission file number 0-5648


                         OSHMAN'S SPORTING GOODS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                          74-1031691
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                      Identification No.)


                      2302 MAXWELL LANE, HOUSTON, TEXAS
                                     77023
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (713) 928-3171
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   NO CHANGE
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


        INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X   NO
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock, $1.00 par value                   5,827,249
        -----------------------------                   ---------

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MAY 2, 1998, JANUARY 31, 1998 AND MAY 3, 1997
                                (IN THOUSANDS)



                                                                                MAY 2,          JANUARY 31,         MAY 3,
                                                                                 1998              1998              1997
                                                                            ------------        ----------        ----------
                                                                             (UNAUDITED)                          (UNAUDITED)
                                 ASSETS
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                                           345               363               467
 ACCONTS RECEIVABLE, LESS ALLOWANCE OF
  $130 MAY 98, $130 JAN 98 AND $225 MAY 97                                         1,638             1,729             2,058
 MERCHANDISE INVENTORIES                                                          99,892            99,874           102,789
 PREPAID EXPENSES AND OTHER                                                        2,683             2,838             5,622
                                                                             -----------        ----------         ---------
        TOTAL CURRENT ASSETS                                                     104,558           104,804           110,936

PROPERTY, PLANT AND EQUIPMENT, AT COST                                            92,312            91,957            94,623
 LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                   50,267            48,755            50,771
                                                                             -----------        ----------         ---------
        NET PROPERTY, PLANT AND EQUIPMENT                                         42,045            43,202            43,852


OTHER ASSETS                                                                         332               344               388
                                                                             -----------        ----------         ---------
                                                                                 146,935           148,350           155,176
                                                                             ===========        ==========         =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                                          27               566               784
 TRADE ACCOUNTS PAYABLE                                                           40,014            42,367            35,667
 ACCRUED LIABILITIES                                                              14,257            17,141            15,245
 INCOME TAXES                                                                        243                73             4,529
 STORE CLOSING RESERVE                                                             3,741             3,852             6,601
                                                                             -----------        ----------         ---------
        TOTAL CURRENT LIABILITIES                                                 58,282            63,999            62,826

LONG-TERM OBLIGATIONS                                                             41,486            35,953            50,083

OTHER NONCURRENT LIABILITIES                                                       6,970             7,085             5,566

STOCKHOLDERS' EQUITY
 COMMON STOCK                                                                      5,830             5,830             5,830
 ADDITIONAL CAPITAL                                                                4,185             4,177             4,097
 RETAINED EARNINGS                                                                30,203            31,327            26,795
 LESS TREASURY STOCK, AT COST                                                        (21)              (21)              (21)
                                                                             -----------        ----------         ---------
        STOCKHOLDERS' EQUITY                                                      40,197            41,313            36,701
                                                                             -----------        ----------         ---------
                                                                                 146,935           148,350           155,176
                                                                             ===========        ==========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE QUARTERS ENDED
                          MAY 2, 1998 AND MAY 3, 1997
                     (in thousands, except per share data)
                                  (UNAUDITED)



                                                            1998       1997
                                                          --------   --------

NET SALES                                                 $ 72,140   $ 88,432

COST OF GOODS SOLD                                          46,760     58,470
                                                          --------   --------
        GROSS PROFIT                                        25,380     29,962

OPERATING EXPENSES
 SELLING AND ADMINISTRATIVE EXPENSES                        25,874     30,021
 PRE-OPENING EXPENSES                                           --        202
 STORE CLOSING PROVISION                                        --         25
 MISCELLANEOUS INCOME                                         (345)    (2,258)
                                                          --------   --------
        OPERATING INCOME (LOSS)                               (149)     1,972

INTEREST EXPENSE, NET                                          972      1,029
                                                          --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
METHOD FOR PRE-OPENING EXPENSES                             (1,121)       943

INCOME TAX                                                       3         23
                                                          --------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING METHOD FOR
PRE-OPENING EXPENSES                                        (1,124)       920

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
METHOD FOR PRE-OPENING EXPENSES                                 --     (1,299)
                                                          --------   --------
NET LOSS                                                  $ (1,124)  $   (379)
                                                          ========   ========

EARNINGS (LOSS) PER SHARE
 EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING METHOD FOR
 PRE-OPENING EXPENSES
  BASIC EARNINGS (LOSS) PER SHARE                         $   (.19)  $    .15
                                                          ========   ========
  DILUTED EARNINGS (LOSS) PER SHARE                       $   (.19)  $    .15
                                                          ========   ========

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
METHOD FOR PRE-OPENING EXPENSES
  BASIC EARNINGS (LOSS) PER SHARE                         $     --   $   (.22)
                                                          ========   ========
  DILUTED EARNINGS (LOSS) PER SHARE                       $     --   $   (.22)
                                                          ========   ========

NET EARNINGS (LOSS)
  BASIC EARNINGS (LOSS) PER SHARE                         $   (.19)  $   (.07)
                                                          ========   ========
  DILUTED EARNINGS (LOSS) PER SHARE                       $   (.19)  $   (.07)
                                                          ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING                          5,830      5,830
DILUTED EFFECT OF STOCK OPTIONS                                 --         --
                                                          --------   --------
  DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                5,830      5,830
                                                          ========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997
                                (in thousands)
                                  (UNAUDITED)


                                                                                               1998              1997
                                                                                            ----------        ----------
CASH FLOWS OF OPERATING ACTIVITIES:
 NET (LOSS)                                                                                    $(1,124)         $   (379)
 ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                                  1,921             1,737
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR PRE-OPENING COSTS                         --             1,299
  CHARGE TO RESERVE FOR STORE CLOSINGS                                                            (237)           (4,086)
  PROVISION FOR STORE CLOSINGS                                                                      --                25
  STOCK OPTION AND BONUS PLAN EXPENSE                                                                8                29
  GAIN ON DISPOSITION OF FIXED ASSETS                                                              (33)           (1,922)
  AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                                      (115)              (89)
  CHANGES IN ASSETS AND LIABILITIES:
   DECREASE IN ACCOUNTS RECEIVABLE                                                                  91             1,713
   DECREASE IN MERCHANDISE INVENTORIES                                                              94             8,106
   DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER                                                50            (1,820)
   DECREASE IN TRADE ACCOUNTS PAYABLE                                                           (2,353)          (10,037)
   DECREASE IN ACCRUED LIABILITIES                                                              (2,861)           (2,986)
   INCREASE IN INCOME TAXES                                                                        170                --
                                                                                               -------          --------
    NET CASH USED BY OPERATING ACTIVITIES                                                       (4,389)           (8,410)

CASH FLOWS OF INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF FIXED ASSETS                                                                 36                 9
 PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                        (776)           (1,280)
 PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                                            --             2,006
 PROCEEDS FROM NOTE RECEIVABLE                                                                      12                11
 PROCEEDS FROM LANDLORDS                                                                           105                --
                                                                                               -------          --------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                              (623)              746

CASH FLOWS OF FINANCING ACTIVITIES:
 PAYMENTS OF LONG-TERM OBLIGATIONS                                                                (146)             (210)
 PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                                    5,140             7,904
                                                                                               -------          --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    4,994             7,694

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (18)               30

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   363               437
                                                                                               -------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $   345          $    467
                                                                                               =======          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH (RECEIVED) PAID DURING THE YEAR FOR
  INCOME TAXES                                                                                 $  (255)         $    (12)
  INTEREST                                                                                       1,132             1,041
NONCASH FINANCING ACTIVITIES:
   BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
    TO SETTLE LONG-TERM OBLIGATIONS                                                            $ 3,100          $     --


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 2, 1998 AND MAY 3, 1997
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1997 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B

In fiscal 1997, the Company changed its method of accounting for pre-opening expenses from amortizing such expenses against earnings over a one year period subsequent to the new store opening to charging such expenses against earnings in the period in which the new store opens for business. The cumulative effect to periods prior to February 2, 1997 was $1,299,000. The first quarter of fiscal 1997 has been restated to reflect the change in the method of accounting for pre-opening expenses resulting in a net reduction of $920,000 to previously reported results.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                    PERCENTAGE OF NET SALES
                                                    -----------------------
                                                          1ST QUARTER
                                                    -----------------------
                                                       1998          1997
                                                    ----------    ---------

        Net sales                                        100.0        100.0
        Cost of goods sold                                64.8         66.1
                                                    ----------    ---------
           Gross profit                                   35.2         33.9
        Operating expenses
           Selling and administrative expenses            35.9         34.0
           Pre-opening expenses                             --           .2
           Store closing provision                          --           --
           Miscellaneous income                            (.5)        (2.6)
                                                    ----------    ---------
                Operating income (loss)                    (.2)         2.2
        Interest expense, net                              1.4          1.2
                                                    ----------    ---------
        Income (loss) before income taxes and
         cumulative effect of change in accounting
         method for pre-opening expenses                  (1.6)         1.1

        Income taxes                                        --           --
                                                    ----------    ---------
        Income (loss) before cumulative effect of
         change in accounting method for
         pre-opening expenses                             (1.6)         1.0
                                                    ----------    ---------
        Cumulative effect of change in accounting
         method for pre-opening expenses                    --         (1.5)
                                                    ----------    ---------
        Net income (loss)                                 (1.6)         (.4)
                                                    ==========    =========

Net sales for the first quarter of fiscal 1998 declined 18.4% to $72.1 million from $88.4 million in the same period last year. The net decrease is primarily attributable to lost sales from the 51 stores closed in fiscal 1997 (a number of which were undergoing liquidation sales in the first quarter of fiscal 1997) and a comparable store sales decline of 4.7% in continuing stores. Management attributes the decreased comparable sales to reduced inventory levels and to a change in the timing of the Company's Once A Year Sale which began in May this year compared to beginning in the last full week of April in fiscal 1997. Approximately 1.7% of the comparable store sales decline is attributable to the change in timing of this major promotion event.

Cost of goods sold as a percentage of net sales was reduced to 64.8% in the first quarter of fiscal 1998 from 66.1% in the same period of fiscal 1997. The reduction in cost of goods sold as a percentage of net sales in the first quarter of fiscal 1998 was attributable to reduced markdowns compared to the first quarter of the previous year and an improvement in gross margins as a percentage of sales resulting from the Company's strategy to improve inventory productivity and reduce promotional costs.

Selling and administrative expenses as a percentage of net sales were 35.9% for the quarter ended May 2, 1998 compared to 34.0% in the first quarter of fiscal 1997 and 35.8% in the first quarter of fiscal 1996. Selling and administrative expenses as a percentage of sales in fiscal 1997 were lower than normal primarily due to the increased sales volumes in discontinued stores which were undergoing liquidation sales during that period. Selling and administrative expenses as a percentage of sales in continuing operations increased slightly (.3%) as a result of lower sales in existing stores as discussed above and due to the impact of new stores that have not yet grown to expected sales levels.

In fiscal 1997, the Company changed its accounting method for pre-opening expenses to charge such expenses against earnings in the period in which a new store opens for business. The cumulative effect to periods prior to February 2, 1997 was $1.3 million. The first quarter of fiscal 1997 has been restated to reflect the new accounting method, resulting in a net reduction of $920,000 to previously reported results. No new stores were opened in the first quarter of fiscal 1998.

Miscellaneous income was $345,000 in the first quarter of fiscal 1998 compared to $2.3 million in the first quarter of fiscal 1997. The fiscal 1997 results include a gain of $1.9 million related to the sale of a leasehold interest.

Net interest expense was approximately the same for the first quarters of fiscal 1998 and fiscal 1997.

Income taxes in the first quarters of fiscal 1998 and 1997 are related primarily to state income taxes. In fiscal 1998, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.

In the first quarter of fiscal 1998, the Company had a pretax loss of $1.1 million compared to income of $943,000, before income taxes and cumulative effect of change in accounting method for pre-opening expenses, in the same period last year. The results in the first quarter of fiscal 1997 include a gain from the sale of a leasehold interest of $1.9 million and direct store contributions from discontinued stores, some of which were in liquidation as discussed above, of approximately $1.5 million. The absence of these non-recurring items in the first quarter of fiscal 1998 were somewhat offset by improved results from the Company's ongoing operations through improved gross margins and relatively flat expenses as a percentage of sales, even though comparable store sales declined.

Liquidity and Capital Resources

In the first quarter of fiscal 1998, operating activities used cash totaling $4.4 million. Cash totaling $623,000 was used primarily for the purchase of property, plant and equipment. Financing activities provided net cash of $5.0 million through the utilization of the Company's credit facility. The Company, at its option and without penalty, pre-paid a $3.1 million mortgage note secured by land and a building where it operates a SuperSports USA megastore.

Merchandise inventories remained relatively flat to the beginning of the fiscal year. Comparable store inventories were reduced approximately 9% from year ago levels primarily as a result of the Company's strategy to improve inventory productivity by lowering average inventory levels and improving turnover rates. These reductions offset the normal seasonal buildup of inventories in anticipation of the Company's annual Once A Year Sale which began in May.

Net additions to property, plant and equipment of $623,000 during the first quarter of 1998 were related primarily to renovations and refurbishment in existing locations. The Company expects to open only one new SuperSports USA megastore in fiscal 1998, during the fourth quarter.

The Company's primary source of liquidity in the first quarter of fiscal 1998 was the Company's credit facility, under which average borrowings were $43.7 million compared to $43.0 million in the first quarter of fiscal 1997.
Long-term obligations increased to $41.5 million from $36.0 million at the beginning of the fiscal 1998 as the Company utilized its credit facility to meet its working capital requirements. In May 1998, the Company sold land and a building in California, which had been leased to a third party, for $3.8 million in cash. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1998.

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


                                        OSHMAN'S SPORTING GOODS, INC.



Date:   6/12/98                         By: /s/  A. LYNN BOERNER
     ---------------------                 ------------------------
                                           A. Lynn Boerner
                                           Vice-President and Chief
                                           Accounting Officer

ITEM 6. EXHIBITS



                                 Exhibit Index


        27.1    Financial Data Schedule