Form 10-Q
period 1998-08-01
OSHMANS SPORTING GOODS INC
filed 1998-09-14
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  August 1, 1998


                                       OR


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


YES  [X]       NO  [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  stock,  $1.00  par  value            5,827,249
    ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              AUGUST 1, 1998, JANUARY 31, 1998 AND AUGUST 2, 1997
                                (IN THOUSANDS)

                                                AUGUST 1,          JANUARY 31,         AUGUST 2,
                                                   1998               1998                1997
                                               ------------        ------------       ------------
                                               (UNAUDITED)                            (UNAUDITED)
                    ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                          4,870                363                 489
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $130 AUG 98, $130 JAN 98 AND $225 AUG 97         1,696              1,729               2,970
  MERCHANDISE INVENTORIES                           92,689             99,874             101,340
  PREPAID EXPENSES AND OTHER                         3,612              2,838               5,075
                                               ------------        ------------       ------------
          TOTAL CURRENT ASSETS                     102,867            104,804             109,874

PROPERTY, PLANT AND EQUIPMENT, AT COST              90,363             91,957              92,951
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                  50,134             48,755              49,262
                                               ------------        ------------       ------------
          NET PROPERTY, PLANT AND EQUIPMENT         40,229             43,202              43,689

OTHER ASSETS                                           315                344                 373
                                               ------------        ------------       ------------
                                                   143,411            148,350             153,936
                                                ===========         ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS            0                566                 731
  TRADE ACCOUNTS PAYABLE                            33,034             42,367              39,200
  ACCRUED LIABILITIES                               16,627             17,141              15,727
  INCOME TAXES                                          52                 73               4,506
  STORE CLOSING RESERVE                              2,938              3,852               5,116
                                               ------------        ------------       ------------
          TOTAL CURRENT LIABILITIES                 52,651             63,999              65,280

LONG-TERM OBLIGATIONS                               40,277             35,953              48,707

OTHER NONCURRENT LIABILITIES                         6,853              7,085               5,476

STOCKHOLDERS' EQUITY
  COMMON STOCK                                       5,830              5,830               5,830
  ADDITIONAL CAPITAL                                 4,198              4,177               4,125
  RETAINED EARNINGS                                 33,623             31,327              24,539
  LESS TREASURY STOCK, AT COST                         (21)               (21)                (21)
                                               ------------        ------------       ------------
          STOCKHOLDERS' EQUITY                      43,630             41,313              34,473
                                               ------------        ------------       ------------
                                                   143,411            148,350             153,936
                                                ===========         ===========        ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC, AND SUSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTER ENDED
                       AUGUST 1, 1998 AND AUGUST 2, 1997
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                                            Three Months Ended                    Six Months Ended
                                                        -------------------------           ------------------------------
                                                          1998           1997                   1998             1997
                                                        ---------     ----------            -------------    -------------
NET SALES                                                $79,032        $82,913              $ 151,172        $ 171,345

COST OF GOODS SOLD                                        52,186         54,545                 98,945          113,015
                                                         -------        -------              ---------        ---------

          GROSS PROFIT                                    26,846         28,368                 52,227           58,330

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                     26,744         29,965                 52,619           59,986
  PRE-OPENING EXPENSES                                         -              -                      -              202
  STORE CLOSING PROVISION                                   (499)          (713)                  (499)            (688)
  MISCELLANEOUS INCOME                                    (3,493)          (748)                (3,838)          (3,006)
                                                         -------        -------              ---------        ---------

          OPERATING INCOME(LOSS)                           4,094           (136)                 3,945            1,836

INTEREST EXPENSE, NET                                        842          1,144                  1,814            2,173
                                                         -------        -------              ---------        ---------

EARNINGS(LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
METHOD FOR PRE-OPENING EXPENSES                            3,252         (1,280)                 2,131             (337)

INCOME TAX EXPENSE (BENEFIT)                                (168)            56                   (165)              79
                                                         -------        -------              ---------        ---------

EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING METHOD FOR
PRE-OPENING EXPENSES                                       3,420         (1,336)                 2,296             (416)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
METHOD FOR PRE-OPENING EXPENSES                                -              -                      -           (1,299)
                                                         -------        -------              ---------        ---------

NET EARNINGS/(LOSS)                                      $ 3,420        $(1,336)             $   2,296        $  (1,715)
                                                         =======        =======              =========        =========


EARNINGS(LOSS) PER SHARE
    EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING METHOD FOR
    PRE-OPENING EXPENSES
        BASIC EARNINGS(LOSS) PER SHARE                   $   .59        $  (.23)             $     .39        $    (.07)
                                                         =======        =======              =========        =========
        DILUTED EARNINGS(LOSS) PER SHARE                 $   .57        $  (.23)             $     .39        $    (.07)
                                                         =======        =======              =========        =========


    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    METHOD FOR PRE-OPENING EXPENSES
        BASIC EARNINGS(LOSS) PER SHARE                   $     -        $     -              $       -        $    (.22)
                                                         =======        =======              =========        =========

        DILUTED EARNINGS(LOSS) PER SHARE                 $     -        $     -              $       -        $    (.22)
                                                         =======        =======              =========        =========

    NET EARNINGS(LOSS)
        BASIC EARNINGS(LOSS) PER SHARE                   $   .59        $  (.23)             $     .39        $    (.29)
                                                         =======        =======              =========        =========
        DILUTED EARNINGS(LOSS) PER SHARE                 $   .57        $  (.23)             $     .39        $    (.29)
                                                         =======        =======              =========        =========


    WEIGHTED AVERAGE SHARES OUTSTANDING                    5,830          5,830                  5,830            5,830
    DILUTIVE EFFECT OF STOCK OPTIONS                         135              -                    114                -
                                                         -------        -------              ---------        ---------
        DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        5,965          5,830                  5,944            5,830
                                                         =======        =======              =========        =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
                                (in thousands)
                                  (UNAUDITED)

                                                                                 1998       1997
                                                                               --------   -----------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET EARNINGS/(LOSS)                                                          $ 2,296     $(1,715)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                3,833       3,494
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
      PRE-OPENING COSTS                                                             -        1,299
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF DEPRECIATION
      AND AMORTIZATION                                                              -           (1)
    CHARGE TO RESERVE FOR STORE CLOSINGS                                        (1,215)     (6,783)
    (RECOVERY) PROVISION FOR STORE CLOSINGS                                         -         (609)
    STOCK OPTION AND BONUS PLAN EXPENSE                                             21          57
    GAIN ON DISPOSITION OF FIXED ASSETS                                         (3,390)     (2,294)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                    (232)       (179)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                               33         801
      DECREASE IN MERCHANDISE INVENTORIES                                        7,297      10,945
      (INCREASE) IN PREPAID EXPENSES AND OTHER                                    (886)     (2,374)
      INCREASE IN OTHER ASSETS                                                       2          -
      DECREASE IN TRADE ACCOUNTS PAYABLE                                        (9,333)     (6,504)
      DECREASE IN ACCRUED LIABILITIES                                             (470)     (2,503)
      INCREASE IN INCOME TAXES                                                     (21)        (23)
                                                                               -------     -------
        NET CASH USED BY OPERATING ACTIVITIES                                   (2,065)     (6,389)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                63          19
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                     (1,199)     (2,896)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                        3,820       2,681
  PROCEEDS FROM NOTE RECEIVABLE                                                     25          25
  PROCEEDS FROM LANDLORDS                                                          105         347
                                                                               -------     -------
        NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES                          2,814         176

CASH FLOWS OF FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM OBLIGATIONS                                               (427)       (423)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                   4,185       6,688
                                                                               -------     -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,758       6,265

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                              4,507          52

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   363         437
                                                                               -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 4,870     $   489
                                                                               =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH (RECEIVED)PAID DURING THE YEAR FOR
          INCOME TAXES                                                         $   (15)    $    30
          INTEREST                                                               1,731       2,251
  NONCASH FINANCING ACTIVITIES:
          BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
            TO SETTLE LONG-TERM OBLIGATIONS                                    $ 3,100     $     -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 1, 1998 AND AUGUST 2, 1997
                                  (UNAUDITED)



NOTE A


The financial statements are condensed and should be read in conjunction with the 1997 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the six months ended August 1, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B

In fiscal 1997, the Company changed its method of accounting for pre-opening expenses from amortizing such expenses against earnings over a one year period subsequent to the new store opening to charging such expenses against earnings in the period in which the new store opens for business. The cumulative effect to periods prior to February 2, 1997 was $1,299,000. The first two quarters of fiscal 1997 have been restated to reflect the change in the method of accounting for pre-opening expenses resulting in a net reduction of $446,000 for the first six months of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                              PERCENTAGE OF NET SALES
                                                        -----------------------------------------------------------------
                                                                2ND QUARTER                           SIX MONTHS
                                                        ---------------------------           ---------------------------
                                                           1998            1997                  1998            1997
                                                        -----------     -----------           -----------    ------------

Net sales                                                     100.0           100.0                 100.0           100.0
Cost of goods sold                                             66.0            65.8                  65.5            66.0
                                                              -----           -----                 -----           -----
     Gross profit                                              34.0            34.2                  34.5            34.0
Operating expenses
     Selling and administrative expenses                       33.8            36.1                  34.8            35.0
     Pre-opening expenses                                         -               -                     -              .1
     Store closing provision                                    (.6)            (.9)                  (.3)            (.4)
     Miscellaneous income                                      (4.4)            (.9)                 (2.5)           (1.7)
                                                              -----           -----                 -----           -----
          Operating income (loss)                               5.2             (.2)                  2.6             1.1
Interest expense, net                                           1.1             1.4                   1.2             1.3
                                                              -----           -----                 -----           -----
Earnings (loss) before income taxes                             4.1            (1.5)                  1.4            ( .2)
Income taxes                                                    (.2)             .1                   (.1)              -
                                                              -----           -----                 -----           -----
Earnings (loss) before cumulative effect of change
  in accounting method for pre-opening expenses                 4.3            (1.6)                  1.5             (.2)
Cumulative effect of change in accounting method
  for pre-opening expenses                                        -               -                     -             (.8)
                                                              -----           -----                 -----           -----
Net earnings (loss)                                             4.3            (1.6)                  1.5            (1.0)
                                                              =====           =====                 =====           =====


Net sales for the second quarter of fiscal 1998 decreased 4.7% to $79.0 million from $82.9 million in the second quarter of fiscal 1997. The net reduction in sales is primarily attributable to lost sales ($6.3 million) from the stores closed in fiscal 1997 and a comparable store sales decline of 5.3% in continuing stores. Net sales for the first six months of fiscal 1998 decreased 11.8% to $151.2 million from $171.3 million in the first six months of fiscal 1997. The net reduction in sales is attributable primarily to lost sales from stores closed in fiscal 1997 ($25.9 million) and a comparable store sales decline of 5.0% in continuing stores. Management attributes the decline in comparable store sales to several factors, including lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates, reduced advertising expenditures and increased competitive pressures.

Cost of goods sold as a percentage of net sales was 66.0% and 65.5% respectively in the quarter and six months ending August 1, 1998 compared to 65.8% and 66.0% respectively in the same periods of fiscal 1997. The reduction in cost of goods sold as a percentage of net sales in the first six months of fiscal 1998 was attributable to an improvement in gross margins as a percentage of sales resulting from the Company's strategy to improve inventory productivity and to reduced markdowns in the first quarter of fiscal 1998 compared to the first quarter of the previous year. Cost of goods sold as a percentage of sales for the second quarter of fiscal 1998 increased slightly compared to the second quarter of fiscal 1997.

Selling and administrative expenses as a percentage of net sales were 33.8% and 34.8% respectively for the quarter and six months ended August 1, 1998 compared to 36.1% and 35.0% respectively in the same periods of fiscal 1997. In the second quarter and first six months of fiscal 1998, selling and administrative expenses as a percentage of sales in continuing stores increased slightly as a result of lower sales as discussed above, however this increased rate was offset by reduced corporate overhead and distribution costs as a percentage of sales. Selling and administrative expenses as a percentage of sales for continuing operations decreased slightly (.4%) in the first six months of fiscal 1998 compared to the same period in fiscal 1997. In fiscal 1997, total selling and administrative expenses as a percentage of sales in the first quarter were lower than normal primarily due to increased sales volumes in discontinued stores
which were undergoing liquidation sales during that period.   In the second
quarter of fiscal 1997, total selling and administrative expenses were somewhat higher than normal as a percentage of sales as a result of costs in discontinued stores which increased as a percentage of sales as certain of these stores experienced reduced sales volumes during the final stages of liquidation.

In fiscal 1997, the Company changed its accounting method for pre-opening expenses to charge such expenses against earnings in the period in which a new store opens for business. The cumulative effect to periods prior to February 2, 1997 was $1.3 million. Results for the second quarter and first six months of fiscal 1997 have been restated to reflect the new accounting method, resulting in a net improvement of $474,000 to previously reported second quarter results and a net reduction of $446,000 to previously reported results for the first six months. No new stores were opened in the first six months of fiscal 1998.

Store closing provision was a benefit of $499,000 in both the second quarter and first six months of fiscal 1998 compared to a benefit of $713,000 and $688,000 respectively in the same periods of fiscal 1997. The benefit in both years is related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs.

Miscellaneous income was $3.5 million and $3.8 million respectively in the second quarter and six months ending August 1, 1998 compared to $748,000 and $3.0 million respectively in the same periods of fiscal 1997. The second quarter of fiscal 1998 includes a gain of $3.5 million from a sale of real
estate that was not being used in the Company's retail business.   In fiscal
1997, miscellaneous income included a gain from the sale of leasehold interests of $389,000 in the second quarter and $1.9 million in the first quarter. In addition, in the second quarter of fiscal 1997 the Company recognized a fee related to a new foreign license agreement.

The decreased interest expense for the second quarter and first six months of fiscal 1998 is primarily related to reduced interest rates and lower average borrowings in fiscal 1998 under the Company's credit facility.

Income tax (benefit) in fiscal 1998 includes a benefit of $219,000 related to a refund of prior years Federal income taxes. Income taxes in fiscal 1997 are related primarily to state income taxes. In fiscal 1998, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.

In the first six months of fiscal 1998, the Company had pretax earnings of $2.1 million compared to a loss of $337,000 before income taxes and cumulative effect of change in accounting method for pre-opening expenses in the same period in fiscal 1997. The improved results in fiscal 1998 compared to fiscal 1997 are primarily attributable to (i) improved results from continuing operations both as a result of an improved gross margin rate and slightly reduced selling and administrative expenses as a percentage of sales and (ii) the increased gain from sale of real estate in fiscal 1998 over the gain from disposition of leasehold interests in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

In the first six months of fiscal 1998, operating activities used cash totaling $2.1 million. Investing activities provided cash of $2.8 million as a result of a sale of real estate for $3.8 million, offset by $1.2 million used for the purchase of property, plant and equipment. Financing activities provided net cash of $3.8 million through the utilization of the Company's credit facility. In the first quarter of fiscal 1998, the Company, at its option and without penalty, pre-paid a $3.1 million mortgage note secured by land and a building where it operates a SuperSports USA megastore.

Cash was $4.9 million at August 1, 1998 primarily as a result of a temporary over-advanced condition under the Company's revolving credit facility.

Merchandise inventories declined to $92.7 million from $99.9 million at the beginning of the fiscal year. Comparable store inventories were reduced approximately 10.8% from year ago levels primarily as a result of the Company's strategy to improve inventory productivity by lowering average inventory levels and improving turnover rates. Trade accounts payable declined to $33.0 million from $42.4 million at the beginning of fiscal

1998 primarily as a result of the decline in merchandise inventories and normal seasonal fluctuations.

Net additions to property, plant and equipment of $1.2 million during the first six months of fiscal 1998 were related primarily to renovations and refurbishment in existing locations. The Company does not expect to open any new stores in fiscal 1998, however, it has signed leases for three new store locations and would like to open an additional eight new SuperSports USA megastores during the next two fiscal years.

The Company's primary source of liquidity in the first six months of fiscal 1998 was the Company's credit facility, under which average borrowings were $43.0 million compared to $43.9 million in the first six months of fiscal 1997. Long-term obligations increased to $40.3 million from $36.0 million at the beginning of the fiscal 1998 as the Company utilized its credit facility to meet its working capital requirements. In May 1998, the Company sold land and a building in California, which had been leased to a third party, for $3.8 million in cash. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1998.


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

During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems, and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those to be installed in 1998. In addition, the Company is in the process of installing new merchandising information and inventory management systems which are expected to be implemented by the end of fiscal 1998. When installation of these systems is complete, the Company will have updated substantially all its computer systems and software to accommodate the year 2000 and beyond. Cumulatively, capital costs of approximately $3.9 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems.

The Company presently believes that upon completion of its installation of computer hardware and software systems described above, the Year 2000 issue will have been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company. In addition, the Company may face risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In the event that any such third parties cannot timely provide the Company with products, services or systems as a result of any such non-compliance, the Company's operating results could be materially adversely affected.


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


(a)     June 19, 1998 annual meeting of stockholders

(c)     Matters voted upon.

         1. Election of seven directors to serve as the Board of Directors until the next annual meeting of stockholders and their respective successors are elected.

                                   NUMBER OF VOTES
                        ----------------------------------
                                   WITHHELD    BROKER
NOMINEE                    FOR     AUTHORITY   NON-VOTES
                        ---------- ----------  -----------

Marvin Aronowitz        5,573,580    7,508         -

Karen Oshman Desenberg  5,575,380    5,708         -

William M. Hitchcock    5,575,930    5,158         -

Alvin N. Lubetkin       5,575,580    5,508         -

Marilyn Oshman          5,574,380    6,708         -

Stephen A. Lasher       5,575,930    5,158         -

Dolph B. H. Simon       5,575,780    5,308         -

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OSHMAN'S SPORTING GOODS, INC.


Date: September 14, 1998                     By: /s/ A. LYNN BOERNER
                                                ------------------------------
                                                A. Lynn Boerner
                                                Vice-President and
                                                Chief Accounting Officer

ITEM 6.  EXHIBITS

                                 Exhibit Index


    4.1(b) Amendment Dated May 1, 1998 to the Amended and Restated Financing Agreement dated December 15, 1997 between the Company and The CIT Group/Business Credit, Inc.

   27       Financial Data Schedule