Form 10-Q
period 1998-10-31
OSHMANS SPORTING GOODS INC
filed 1998-12-14
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended October 31, 1998

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            OCTOBER 31, 1998, JANUARY 31, 1998 AND NOVEMBER 1, 1997
                                (IN THOUSANDS)

                                                             OCTOBER 31,    JANUARY 31,    NOVEMBER 1,
                                                                1998           1998           1997
                                                             -----------    -----------    -----------
                                                             (UNAUDITED)                   (UNAUDITED)
                 ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                      352            363            491
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $130 OCT 98, $130 JAN 98 AND $225 NOV 97                   1,123          1,729          1,517
  MERCHANDISE INVENTORIES                                    109,921         99,874        117,270
  PREPAID EXPENSES AND OTHER                                   3,792          2,838          2,715
                                                            --------        -------        -------
          TOTAL CURRENT ASSETS                               115,188        104,804        121,993

PROPERTY, PLANT AND EQUIPMENT, AT COST                        90,770         91,957         94,336
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                            51,836         48,755         49,678
                                                            --------        -------        -------
          NET PROPERTY, PLANT AND EQUIPMENT                   38,934         43,202         44,658

OTHER ASSETS                                                     308            344            363
                                                            --------        -------        -------
                                                             154,430        148,350        167,014
                                                            ========        =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                      0            566            646
  TRADE ACCOUNTS PAYABLE                                      44,392         42,367         47,331
  ACCRUED LIABILITIES                                         14,960         17,141         16,148
  INCOME TAXES                                                    43             73             45
  STORE CLOSING RESERVE                                        2,539          3,852          4,242
                                                            --------        -------        -------
          TOTAL CURRENT LIABILITIES                           61,934         63,999         68,412

LONG-TERM OBLIGATIONS                                         44,124         35,953         57,429

OTHER NONCURRENT LIABILITIES                                   6,744          7,085          5,475

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                 5,830          5,830          5,830
  ADDITIONAL CAPITAL                                           4,211          4,177          4,153
  RETAINED EARNINGS                                           31,608         31,327         25,736
  LESS TREASURY STOCK, AT COST                                   (21)           (21)           (21)
                                                            --------        -------        -------
          STOCKHOLDERS' EQUITY                                41,628         41,313         35,698
                                                            --------        -------        -------
                                                             154,430        148,350        167,014
                                                            ========        =======        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       OSHMAN'S SPORTING GOODS, INC, AND SUSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND NINE MONTHS ENDED
           OCTOBER 31, 1998 AND NOVEMBER 1, 1997
           (in thousands, except per share data)
                      (UNAUDITED)

                                                                Three Months Ended             Nine Months Ended
                                                               1998            1997           1998            1997
                                                               ----            ----           ----            ----

      NET SALES                                              $64,312         $69,608        $215,484         $240,953

      COST OF GOODS SOLD                                      40,233          43,971         139,178          156,986
                                                             -------         -------        --------         --------

                 GROSS PROFIT                                 24,079          25,637          76,306           83,967

      OPERATING EXPENSES
        SELLING AND ADMINISTRATIVE EXPENSES                   26,095          27,266          78,714           87,252
        PRE-OPENING EXPENSES                                       -             885               -            1,087
        STORE CLOSING PROVISION                                   (1)              6            (500)            (682)
        MISCELLANEOUS INCOME                                    (311)            (15)         (4,149)          (3,021)
                                                             -------         -------        --------         --------
                 OPERATING INCOME(LOSS)                       (1,704)         (2,505)          2,241             (669)

      INTEREST EXPENSE, NET                                      735             406           2,549            2,579
                                                             -------         -------        --------         --------
      EARNINGS(LOSS) BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      METHOD FOR PRE-OPENING EXPENSES                         (2,439)         (2,911)           (308)          (3,248)

      INCOME TAX EXPENSE (BENEFIT)                              (423)         (4,108)           (589)          (4,029)
                                                             -------         -------        --------         --------

      EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING METHOD FOR
      PRE-OPENING EXPENSES                                    (2,016)          1,197             281              781

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      METHOD FOR PRE-OPENING EXPENSES                              -               -               -           (1,299)
                                                             -------         -------        --------         --------

      NET EARNINGS/(LOSS)                                    $(2,016)        $ 1,197        $    281         $   (518)
                                                             =======         =======        ========         ========

      EARNINGS(LOSS) PER SHARE
        EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT
        OF CHANGE IN ACCOUNTING METHOD FOR
        PRE-OPENING EXPENSES
         BASIC EARNINGS(LOSS) PER SHARE                      $  (.35)        $   .21        $    .05         $    .13
                                                             =======         =======        ========         ========
         DILUTED EARNINGS(LOSS) PER SHARE                    $  (.35)        $   .20        $    .05         $    .13
                                                             =======         =======        ========         ========
        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        METHOD FOR PRE-OPENING EXPENSES
         BASIC EARNINGS(LOSS) PER SHARE                      $     -         $     -        $      -         $   (.22)
                                                             =======         =======        ========         ========
         DILUTED EARNINGS(LOSS) PER SHARE                    $     -         $     -        $      -         $   (.22)
                                                             =======         =======        ========         ========
        NET EARNINGS(LOSS)
         BASIC EARNINGS(LOSS) PER SHARE                      $  (.35)        $   .21        $    .05         $   (.09)
                                                             =======         =======        ========         ========
         DILUTED EARNINGS(LOSS) PER SHARE                    $  (.35)        $   .20        $    .05         $   (.09)
                                                             =======         =======        ========         ========
        WEIGHTED AVERAGE SHARES OUTSTANDING                    5,830           5,830           5,830            5,830
        DILUTIVE EFFECT OF STOCK OPTIONS                           -             131             129                -
                                                             -------         -------        --------         --------

         DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING           5,830           5,961           5,959            5,830
                                                             =======         =======        ========         ========

       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                (in thousands)
                                  (UNAUDITED)

                                                                                          1998               1997
                                                                                    -------------      -------------
CASH FLOWS OF OPERATING ACTIVITIES:

  NET EARNINGS/(LOSS)                                                                  $    281           $   (518)

  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                        5,699               5,172
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR PRE-OPENING COSTS                -               1,299
    CHARGE TO RESERVE FOR CORPORATE RESTRUCTURING, NET OF DEPRECIATION AND AMORTIZATION      -                  (1)
    CHARGE TO RESERVE FOR STORE CLOSINGS                                                (1,542)             (7,439)
    (RECOVERY) PROVISION FOR STORE CLOSINGS                                                  -              (1,312)
    STOCK OPTION AND BONUS PLAN EXPENSE                                                     34                  85
    GAIN ON DISPOSITION OF FIXED ASSETS                                                 (3,487)             (2,283)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                            (341)               (269)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                                      606               2,527
      INCREASE IN MERCHANDISE INVENTORIES                                               (9,926)             (4,386)
      INCREASE IN PREPAID EXPENSES AND OTHER                                            (1,097)             (2,025)
      DECREASE IN OTHER ASSETS                                                               2                   -
      INCREASE IN TRADE ACCOUNTS PAYABLE                                                 2,025               1,627
      DECREASE IN ACCRUED LIABILITIES                                                   (2,115)             (2,082)
      INCREASE IN OTHER NONCURRENT LIABILITIES                                               -                  89
      DECREASE IN INCOME TAXES                                                             (30)             (4,484)
                                                                                       -------            --------
        NET CASH USED BY OPERATING ACTIVITIES                                           (9,892)            (14,000)
CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                        79                  21
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                             (1,759)             (5,980)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                                3,820               2,681
  PROCEEDS FROM NOTE RECEIVABLE                                                             32                  33
  PROCEEDS FROM LANDLORDS                                                                  105               2,397
                                                                                       -------            --------
        NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                                  2,276                (848)
CASH FLOWS OF FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                       (427)               (605)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                           8,032              15,507
                                                                                       -------            --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                        7,605              14,902

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                        (11)                 54
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           363                 437
                                                                                       -------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   352            $    491
                                                                                       =======            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH (RECEIVED)PAID DURING THE YEAR FOR
        INCOME TAXES                                                                   $  264             $     49
        INTEREST                                                                        2,460                3,332
NONCASH FINANCING ACTIVITIES:
   BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
    TO SETTLE LONG-TERM OBLIGATIONS                                                    $3,100             $      -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                  (UNAUDITED)


NOTE A

The financial statements are condensed and should be read in conjunction with the 1997 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B

In fiscal 1997, the Company changed its method of accounting for pre-opening expenses from amortizing such expenses against earnings over a one year period subsequent to the new store opening to charging such expenses to expense as they occur. The cumulative effect to periods prior to February 2, 1997 was $1,299,000. The first three quarters of fiscal 1997 have been restated to reflect the change in the method of accounting for pre-opening expenses resulting in a net reduction of $837,000 to previously reported results for the first nine months of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                          PERCENTAGE OF NET SALES
                                             ------------------------------------------------------------------------------
                                                           3RD QUARTER                              NINE MONTHS
                                             -------------------------------------     ------------------------------------
                                                    1998                 1997                 1998                 1997
                                             ---------------      ---------------      ---------------      ---------------

Net sales                                         100.0                  100.0                100.0                100.0
Cost of goods sold                                 62.6                   63.2                 64.6                 65.2
                                                  -----                  -----                -----                -----
     Gross profit                                  37.4                   36.8                 35.4                 34.8
Operating expenses
     Selling and administrative expenses           40.6                   39.2                 36.5                 36.2
     Pre-opening expenses                             -                    1.3                    -                   .5
     Store closing provision                          -                      -                  (.2)                 (.3)
     Miscellaneous income                           (.5)                     -                 (1.9)                (1.3)
                                                  -----                  -----                -----                -----
          Operating income (loss)                  (2.6)                  (3.6)                 1.0                  (.3)

Interest expense, net                               1.1                     .6                  1.2                  1.1
                                                  -----                  -----                -----                -----
Earnings (loss) before income taxes and
cumulative effect of change in accounting
method for pre-opening expenses                    (3.8)                  (4.2)                 (.1)                (1.3)
Income taxes                                        (.7)                  (5.9)                 (.3)                (1.7)
                                                  -----                  -----                -----                -----
Earnings (loss) before cumulative effect of
change in accounting method for pre-opening
expenses                                           (3.1)                   1.7                   .1                   .3
Cumulative effect of change in accounting
method for pre-opening expenses                       -                      -                    -                  (.5)
                                                  -----                  -----                -----                -----
Net earnings (loss)                                (3.1)                   1.7                   .1                  (.2)
                                                  =====                  =====                =====                =====

Net sales for the third quarter of fiscal 1998 decreased 7.6% to $64.3 million compared to $69.6 million in the third quarter of fiscal 1997. The net reduction in sales is primarily attributable to a comparable store sales decline of 8.3% ($5.3 million) in continuing stores. Net sales for the first nine months of fiscal 1998 decreased 10.6% to $215.5 million compared to $241.0 million in the first nine months of fiscal 1997. The net reduction in sales is attributable primarily to lost sales from stores closed in fiscal 1997 ($27.9 million) and a comparable store sales decline of 6.0% in continuing stores. Management attributes the decline in comparable store sales to several factors, including lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates, reduced advertising expenditures and increased competitive pressures.

Cost of goods sold as a percentage of net sales was 62.6% and 64.6% respectively in the quarter and nine months ending October 31, 1998 compared to 63.2% and 65.2% respectively in the same periods of fiscal 1997. The reduction in cost of goods sold, as a percentage of net sales in the quarter and nine months ended October 31, 1998, compared to the same periods of the previous year, is primarily attributable to the Company's strategy to improve gross margins and inventory productivity. In addition, reduced markdowns in the first quarter of fiscal 1998, compared to the first quarter of the previous year, also contributed to improved gross margins for the first nine months of fiscal 1998.

Selling and administrative expenses as a percentage of net sales were 40.6% and 36.5% respectively for the quarter and nine months ended October 31, 1998 compared to 39.2% and 36.2% respectively in the same periods of fiscal 1997. In the quarter and nine months ending October 31, 1998, selling and administrative expenses, as a percentage of sales, increased primarily due to lower sales as discussed above. Comparable store selling and administrative costs, as well as corporate overhead and distribution costs were reduced in both the third quarter and first nine months of fiscal 1998 compared to fiscal 1997, however, the reductions were not sufficient to overcome the effect of the lower sales levels.

In fiscal 1997, the Company changed its accounting method for pre-opening expenses to charge such expenses against earnings as incurred. The cumulative effect to periods prior to February 2, 1997 was $1.3 million. Results for the third quarter and first nine months of fiscal 1997 have been restated to reflect the new accounting method, resulting in a net reduction of $391,000 to previously reported third quarter results and a net reduction of $837,000 to previously reported results for the first nine months. No new stores were opened in the first nine months of fiscal 1998.

Store closing provision was a benefit of $500,000 for the first nine months of fiscal 1998 compared to a benefit of $682,000 in the same period of fiscal 1997. The benefit in both years is related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs.

Miscellaneous income for the first nine months of fiscal 1998 was $4.1 million compared to $3.0 million in the same period of fiscal 1997. Fiscal 1998 includes a gain of $3.5 million from a sale of real estate that was not being used in the Company's retail business. In fiscal 1997, miscellaneous income included gains from the sale of leasehold interests of $2.3 million.

Net interest expense for the third quarter and first nine months of fiscal 1997 was reduced by interest income of $662,000 related to an income tax refund discussed below. The decreased interest expense in fiscal 1998 is primarily related to reduced interest rates and lower average borrowings in fiscal 1998 under the Company's credit facility.

Income tax (benefit) in fiscal 1998 includes a benefit of $467,000 and $686,000 respectively in the third quarter and first nine months related to a refund of prior years Federal income taxes. In fiscal 1998, net operating loss carryforwards are expected to be realized, resulting in no Federal income tax expense. Income tax (benefit) in fiscal 1997 includes a benefit of $4.1 million related to a refund of prior years Federal income taxes.

In the first nine months of fiscal 1998, the Company had a pretax loss of $308,000 compared to a loss of $3.2 million before income taxes and cumulative effect of change in accounting method for pre-opening expenses in the same period in fiscal 1997. The improved results in fiscal 1998 compared to fiscal 1997 are primarily attributable to,(i) improved results from continuing operations, primarily due to an improved gross margin rate as a percentage of sales, (ii) reduced costs related to stores opened in fiscal 1997 and (iii) the increased gain from sale of real estate in fiscal 1998 over the gain from disposition of leasehold interests in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of fiscal 1998, operating activities used cash totaling $9.9 million. Investing activities provided cash of $2.3 million as a result of a sale of real estate for $3.8 million, offset by $1.8 million used for the purchase of property, plant and equipment. Financing activities provided net cash of $7.6 million through the utilization of the Company's credit facility. In the first quarter of fiscal 1998, the Company, at its option and without penalty, pre-paid a $3.1 million mortgage note secured by land and a building where it operates a SuperSports USA megastore.

Merchandise inventories increased to $109.9 million from $99.9 million at the beginning of the fiscal year, however decreased 6.3% from $117.3 million at the end of the third quarter of fiscal 1997. The increase compared to the beginning of the fiscal year is primarily related to normal seasonal fluctuations in anticipation of the Christmas selling season. Comparable store inventories were reduced approximately 4% from year ago levels primarily as a result of the Company's strategy to improve inventory productivity by lowering average inventory levels and improving turnover rates.

Net additions to property, plant and equipment of $1.8 million during the first nine months of fiscal 1998 were related primarily to renovations and refurbishment in existing locations. The Company does not expect to open any new stores in fiscal 1998, however, it has signed leases for three new store locations, one of which is expected to open in

March of 1999. The Company has closed three traditional stores during the first nine months of fiscal 1998 and expects to close an additional four traditional stores by the end of the year.

The Company's primary source of liquidity in the first nine months of fiscal 1998 was the Company's credit facility, under which average borrowings were $41.0 million compared to $44.9 million in the first nine months of fiscal 1997. Long-term obligations increased to $44.1 million from $36.0 million at the beginning of the fiscal 1998 as the Company utilized its credit facility to meet its working capital requirements. In May 1998, the Company sold land and a building in California, which had been leased to a third party, for $3.8 million in cash. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1998.

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

During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems, and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those to be installed in 1998. During fiscal 1998, the Company upgraded its personal computers making them year 2000 compliant. In addition, the Company is presently in the process of installing new merchandising information and inventory management systems, which are expected to be implemented by the end of fiscal 1998. When installation of these systems is complete, the Company will have updated substantially all of its computer systems and software to accommodate the year 2000 and beyond. The Company is continuing to test these systems, and expects to finalize testing once upgrades are installed in fiscal 1999. Cumulatively, capital costs of approximately $3.9 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems.

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

The Company is continuing to review and assess its non-information technology systems, and has contacted vendors to uncover any potential year 2000 problems. At this time, the Company is not aware of any compliance problems from its non-information technology systems that could have a material effect on the Company's operation.

In addition to its internal computer and non-information technology systems, the Company may face risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. The Company is currently assessing the year 2000 compliance of its major providers of products, services and systems through the use of surveys and formal communications. However, there can be no assurance that the Company can correctly assess the year 2000 readiness of all its major suppliers. In the event that any such third parties cannot timely provide the Company with products, services or systems as a result of any such non-compliance, the Company's operating results could be materially adversely affected.

The Company is developing contingency plans for its internal computer and non-information technology systems, as well as for failure of its key suppliers to perform.

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

                                 OSHMAN'S SPORTING GOODS, INC.


Date: December 14, 1998          By:  /s/ A. Lynn Boerner
      ____________________            ____________________________
                                       A. Lynn Boerner
                                       Vice-President and
                                       Chief Accounting Officer