Form 10-K
period 1999-01-30
OSHMANS SPORTING GOODS INC
filed 1999-04-28
CIK 75043

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                  For the fiscal year ended January 30, 1999

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

                             Yes [_]       No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 23, 1999 (based upon the closing sales price as of such date) was $7,080,458.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 23, 1999:

                   Common Stock, $1.00 par value:  5,827,249

Documents incorporated by reference: Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 25, 1999 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into
Part III.

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

    Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company has transformed its business by focusing its efforts on opening and operating SuperSports USA megastores occupying, on average, approximately 59,000 square feet while reducing its preexisting base of traditional stores, which currently average approximately 11,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

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

    At the end of fiscal 1998, the Company operated 42 SuperSports USA stores, including 36 SuperSports USA megastores ranging in size from approximately 36,000 to 85,000 square feet and six mini SuperSports USA stores, ranging in size from approximately 19,000 to 32,000 square feet. The mini SuperSports USA stores include certain "play areas" and merchandise assortments similar to the megastores, and operate under the name SuperSports USA. At the end of fiscal 1998, the Company also operated 21 traditional stores, including one clearance store. Subsequent to the end of fiscal 1998, the Company closed a SuperSports USA megastore in Irvine, California and opened a new SuperSports USA megastore in Auburn Hills, Michigan. The Company's stores are located primarily in medium to large metropolitan areas across the United States. In fiscal 1998, excluding results from stores closed or targeted to close, the 42 SuperSports USA stores produced 90% of the Company's retail sales and approximately 88% of direct store contributions. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 19 (taking into account two stores closed in the first quarter of fiscal 1999). See "Management's Discussion and Analysis of Financial Condition and Results of

Operations--Store Closings." The Company operates stores in Texas and
California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

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


                                 PERCENTAGE OF NET SALES
                                 -----------------------
                                       Fiscal Year
                                 -----------------------
                                 1998      1997     1996
                                 ----      ----     ----
    Sporting goods equipment      52%       50%      49%
    Sports apparel                30%       29%      28%
    Footwear                      18%       21%      23%

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

TRANSFORMATION PLAN

    Management believes that changing consumer preferences toward sporting goods megastores has had a detrimental impact on the Company's existing traditional stores and will continue to limit their potential in the future. In response to this trend, the Company has been focusing on opening and operating its SuperSports USA megastores. During fiscal 1998, the Company closed seven traditional stores. At the end of fiscal 1998, the Company operated 42 SuperSports USA stores, including 36 SuperSports USA megastores and six mini SuperSports USA stores and 21 traditional stores, including one clearance store. Subsequent to the end of fiscal 1998, the Company opened a SuperSports USA megastore in Auburn Hills, Michigan and closed two of its traditional stores and a megastore in California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impairment of Long-Lived Assets." The Company's stores are located primarily in medium to large metropolitan areas across the United States. Most of the remaining traditional stores are profitable and no further major traditional store closing program is anticipated. The Company currently intends to open from two to five additional SuperSports USA megastores in fiscal 1999 as it continues to focus on its existing store base and improving its systems and processes. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions.

    Since the beginning of fiscal 1990 the Company has closed 185 traditional stores including two stores closed in the first quarter of fiscal 1999, two stores converted to SuperSports USA megastores, six stores converted to mini SuperSports USA stores and one location closed, reopened and then closed again. Changes in the number of stores and square footage during the last nine fiscal years are summarized below:

                                    Number of Stores                        Square Footage (at end of period)
                       ----------------------------------------------      -----------------------------------
                                    SuperSports
                       Traditional      USA       Stores     Operated
                          Stores       Stores    Closed or      At         Traditional     Supersports
Fiscal Year               Opened       Opened    Converted   Year End        Stores        USA stores    Total
-----------            -----------  -----------  ---------   --------      -----------     -----------   -----
1990...................      5            2         11          189          2,090,000       158,000   2,248,000
1991...................      2            0          8          183          2,036,000       158,000   2,194,000
1992...................      2            3         18          170          1,879,000       337,000   2,216,000
1993...................      1            3(a)      13(a)       161(a)       1,744,000       504,000   2,248,000
1994...................      0            4(a)      24(a)       141(a)       1,454,000       785,000   2,239,000
1995...................      0           12(b)      20          133(b)       1,196,000     1,439,000   2,635,000
1996...................      0            7         25          115            948,000     1,847,000   2,795,000
1997...................      0           12         51           70            438,000     2,145,000   2,583,000
1998...................      0            0          7           63            377,000     2,118,000   2,495,000
Traditional Stores
  Converted to mini
  SuperSports USA stores (c) -            6          6           63            240,000     2,255,000   2,495,000

 Total.................     10           43        183

___________________
(a) Includes a traditional store which was expanded and converted to a megastore.
(b) Includes megastores opened at seven locations purchased from SportsTown, Inc.
(c) Stores ranging in size from 19,000 to 32,000 square feet which, over the last several years, have been opened or converted from enlarged traditional stores and which operate as SuperSports USA stores.

SITE SELECTION

    The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white-collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Ten of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

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

PURCHASING AND SUPPLIERS

    The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 16.0%, 17.2% and 15.1% of the Company's total purchases in fiscal 1998, 1997 and 1996, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

DISTRIBUTION AND WAREHOUSING

    The Company utilizes a centralized distribution system operated through two distribution centers. One is located in Houston, Texas, and the other is located in Santa Ana, California. Approximately 95% of the Company's inventory is shipped through these distribution centers. However, for certain items that the Company believes require more rapid delivery to stores because of higher product turnover or other conditions, the Company uses direct delivery from vendors. Substantially all of the merchandise distributed to Texas, Louisiana, Oklahoma, Kansas, Minnesota and locations east of the Mississippi River flows through the Company's distribution center located in Houston, Texas. The Company's distribution center in Santa Ana, California is responsible for distributing substantially all of the merchandise to the Company's stores in California, Arizona, New Mexico, Utah and Washington.

MANAGEMENT INFORMATION SYSTEMS

    During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems, and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those to be installed in 1998 and further upgraded all operating systems software in the last quarter of 1998. During fiscal 1998, the Company upgraded its personal computers making them year 2000 compliant. In addition, the Company implemented its new merchandising information and inventory management systems in March 1999. As a result of these acquisitions and upgrades, the Company has updated substantially all of its computer systems with hardware and software designed to accommodate the year 2000 and beyond.

    The Company has scheduled significant upgrades to its financial accounting and reporting systems software and its merchandising information and inventory management systems software for the third quarter of fiscal 1999. The Company is continuing to test these systems, and expects to finalize testing once upgrades are installed.

    Cumulatively, capital costs of approximately 5.0 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. Certain other internal costs incurred for work related to year 2000 matters have not been included in the capital costs and are not tracked separately by the Company, but such costs are included in the related payroll costs for its information system group. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

SEASONAL FACTORS

    Oshman's business is highly seasonal, with sales generally higher in the fourth quarter, peaking in December due to holiday shopping and the purchase of ski equipment. Any substantial decrease in sales during the fourth quarter could adversely affect the Company's results of operations. Weather conditions add to the seasonal nature of the business, particularly with respect to ski equipment and cold weather apparel. The Company's results of operations may also fluctuate on a quarterly basis as a result of seasonal variances and time and costs associated with selecting, constructing, staffing, stocking and opening new stores, as well as the timing of promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Fluctuations."

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

    As of January 30, 1999, Oshman's owned approximately 25 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

    Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates five stores in Japan under the Oshman's name. The Company also sells merchandise to this entity. In fiscal 1997, it entered into a similar agreement with Samsung Corporation, a major Korean company that operates two stores in South Korea under the Oshman's name. However, primarily as a result of the economic difficulties in Asia, the implementation of the agreement with Samsung Corporation has been deferred for three years. Additionally, the sale of merchandise under the agreement with Ito-Yokado Co., Ltd. declined significantly in fiscal 1998.

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

    As of January 30, 1999, Oshman's employed approximately 3,182 people including part-time employees.


ITEM 2.  PROPERTIES.

    Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex, and the Company also rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. Oshman's owns properties in Houston, Texas and in Los Angeles, California. One of the properties owned by the Company is subject to a lien of the Company's lender, The CIT Group/Business Credit, Inc. ("CIT").

    Substantially all of Oshman's retail stores occupy leased space in modern structures. As of January 30, 1999, these retail stores occupied an aggregate of approximately 2,416,000 square feet of floor space under leases expiring at various dates from 1999 to 2018 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,000 square feet, while the average megastore occupies approximately 59,000 square feet. One traditional store and one megastore in locations owned by Oshman's occupied an aggregate of approximately 79,000 square feet of floor space.

    Aggregate rentals paid by the Company under all its leases amounted to approximately $19.9 million during the 1998 fiscal year. Most store leases provide for rentals that are the greater of a fixed minimum amount or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

NAME                 AGE               POSITIONS AND OFFICES HELD
------------------   ---   ----------------------------------------------------
Alvin N. Lubetkin     65   Vice Chairman of the Board, Chief Executive Officer,
                            President and Director
Marilyn Oshman        59   Chairman of the Board and Director
Steven U. Rath        44   Executive Vice President
A. Lynn Boerner       58   Vice President, Chief Accounting Officer and
                            Assistant Secretary
Charles Carstens      48   Vice President
Richard G. Dennis     46   Vice President, Secretary and General Counsel
Thomas J. McVey       47   Senior Vice President
Ray Miller            52   Vice President, Treasurer and Assistant Secretary
Richard L. Randall    56   Vice President, General Merchandise Manager

    Mr. Lubetkin has been an officer of the Company since 1966 and a Director since 1962. Mr. Lubetkin has overall responsibility for the Company's operations. He was originally hired by the Company in 1961.

    Ms. Oshman was elected Chairman of the Board in April 1993 and has been a Director of the Company since 1979. She has been employed by the Company since 1990.

    Mr. Rath was elected as a Vice President of the Company in 1992 and Executive Vice President in April 1998. In addition to his primary responsibilities for the real estate and construction functions, Mr. Rath assumed an expanded management role in the overall operations in 1997, including oversight responsibility for the merchandising functions of the Company. In 1998, he assumed responsibility for the Management Information Systems area. Prior to becoming Vice President of the Company, Mr. Rath served as a Divisional Vice President for Corporate Development (1990-1992), and Director of Corporate Development (1988-1989). Before joining the Company, Mr. Rath was Director of Research and Strategic Planning for the Foley's Division of Federated Department Stores, Inc.

    Mr. Boerner has been an officer of the Company since 1984 and was elected Vice President in 1988. He was hired by the Company in 1971. Prior to joining the Company, Mr. Boerner was employed by Arthur Andersen & Co. Mr. Boerner is a certified public accountant.

    Mr. Carstens was elected as a Vice President of the Company in 1998. He is primarily responsible for management and information systems and computer and technical services at the Company. Prior to joining the Company in 1998, Mr. Carstens served as Vice President of Information Technology at JumboSports Inc., a sporting goods retailer from March 1997 until March 1998, as Account Executive at GSI Outsourcing, USA division from August 1996 until February 1997, as Director of Data Processing at National Merchandise, a regional discount department store, from

July 1994 until July 1996 and as Director of Systems and Programming at Carnett, a division of JM Family Enterprises, from February 1987 until June 1994.

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

    Mr. Randall joined the Company and was elected Vice President, General Merchandise Manager in May of 1998. He is primarily responsible for the merchandising and advertising functions of the Company. Prior to joining the Company, Mr. Randall was Vice President of Merchandising for Hills Department Stores, where he was employed for approximately four years. Prior to that, Mr. Randall was employed by Pace Warehouse Clubs for approximately two years and B.J.'s Wholesale Clubs for approximately six years in a merchant vice president capacity.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:
                                                               HIGH       LOW
                                                               ----       ---
FISCAL YEAR ENDED JANUARY 31, 1998
First Quarter ended May 3, 1997                               $ 5.19     $ 3.88
Second Quarter ended August 2, 1997                             6.06       4.50
Third Quarter ended November 1, 1997                            8.19       5.00
Fourth Quarter ended January 31, 1998                           7.00       4.25

FISCAL YEAR ENDING JANUARY 30, 1999
First Quarter ended May 2, 1998                               $ 6.75     $ 4.25
Second Quarter ended August 1, 1998                             9.38       5.63
Third Quarter ended October 31, 1998                            8.69       3.88
Fourth Quarter ended January 30, 1999                           4.75       2.88

FISCAL YEAR ENDING JANUARY 29, 2000
First Quarter ended May 1, 1999 (through April 23, 1999)      $ 3.38     $ 2.38

    As of April 23, 1999, there were approximately 1,400 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of April 23, 1999, was $2.81.

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

                                                                      FOR THE YEAR ENDED
                                                                     OR AS OF THE YEAR END

                                             JANUARY 30    JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                                1999          1998           1997           1996          1995
                                             (52 WEEKS)    (52 WEEKS)     (53 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                             ----------    -----------    -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Sales                           $309,057       $342,609       $365,879       $342,889       $311,419
Net Earnings (Loss)                            (1,351)         6,372*       (27,250)         1,942            290
Net Basic Earnings (Loss) per Share             (0.23)          1.09          (4.67)          0.33           0.05
Net Diluted Earnings (Loss) per Share           (0.23)          1.07          (4.67)          0.32           0.05
Dividends per Share                                --             --             --             --             --
Total Assets                                  126,004        148,350        160,734        162,923        135,077
Long-Term Debt                                 28,679         35,953         42,397         36,681          5,665

-----------------------
* Excludes loss of $1,299 from cumulative effect of change in accounting method for pre-opening expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Change of Accounting Method for Pre-Opening Expenses."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas, where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to affect the results of the Company's traditional stores. Since 1990, the Company has been in the process of transforming its business by focusing on opening and operating SuperSports USA megastores occupying, on average, approximately 59,000 square feet, while reducing its pre-existing base of traditional stores, which currently average approximately 11,000 square feet. In the fourth quarter of fiscal 1996, the Company announced its intention to close 53 traditional stores in 1997 and recorded a store closing reserve.

    During fiscal 1997, the Company closed 51 sporting goods stores, including one megastore, while opening six new SuperSports USA megastores, substantially completing its transformation to primarily an operator of megastores. In fiscal 1998, the Company closed an additional seven traditional stores and at year-end operated 42 SuperSports USA stores, including 36 SuperSports USA megastores, six mini SuperSports USA stores, 20 traditional stores and one clearance store. Subsequent to the end of fiscal 1998, the Company closed a SuperSports USA megastore in Irvine, California and opened a SuperSports USA megastore in Auburn Hills, Michigan. The Company's stores are located primarily in medium to large metropolitan areas, in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

STORE CLOSINGS

    In the fourth quarter of fiscal 1996, the Company announced a plan to close 53 of its traditional stores during fiscal 1997. The Company recorded a store closing provision and asset impairments of $13.6 million to cover lease termination costs ($5.2 million), employee costs and other incremental store closing costs ($839,000), inventory adjustments ($6.3 million) and leasehold and other asset write-offs ($1.3 million). Forty-four of these stores were closed in fiscal 1997 and an additional six in 1998. The remaining three stores are expected to continue to operate due to the Company's inability to terminate the leases on a satisfactory basis.

    In addition to the 50 store closings in the group of stores discussed above, the Company closed one additional store in 1998 and seven stores in fiscal 1997, including one megastore.

    The Company expects to close an additional six traditional stores in fiscal 1999, two of which closed in the first quarter of the year. At the end of fiscal 1998, the Company had reserves of approximately $1.0 million, which its management believes are sufficient, to cover estimated incremental costs associated with anticipated store closings and remaining obligations from stores previously closed. During fiscal 1998, sales reductions related to stores closed in fiscal 1998 and 1997, and those targeted to close in fiscal 1998, caused sales to decline $29.2 million from $31.3 in fiscal 1997 to $2.1 million in fiscal 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

    In the fourth quarter of fiscal 1998, the Company recorded a charge of $3.0 million to write down the carrying value of assets in four California SuperSports USA megastores and two traditional stores located in Texas to fair value under the requirements of FASB 121, Accounting for the Impairment of Long-Lived Assets. The impairment loss is related primarily to the California megastores.

    Subsequent to the end of fiscal 1998, as a result of legal actions taken by both the Company and the landlord of one of the California megastores, the Company closed the store and is currently involved in litigation with the landlord. It has also listed four other megastores in the Los Angeles/Orange County, California market with brokers for possible re-leasing, or other disposition. The Company intends to continue operating these four megastores and the two traditional stores in Texas, pending an economically justifiable resolution. The Company is continuing to explore its options and at this time is not able to determine its financial exposure, if any, associated with the closed store discussed above or relative to the potential disposition or continued operation of the other impaired stores. Accordingly, it has recorded no reserves for potential losses, if any, related to these stores. However, there can be no assurance that the Company will be successful in its efforts to dispose of these stores without incurring significant future costs.

    In the fourth quarter of fiscal 1996, the Company recorded an impairment loss of $1.3 million related to certain stores included in the group of 53 stores it planned to close in fiscal 1997 (see "Store Closings").

CHANGE OF ACCOUNTING METHOD FOR PRE-OPENING EXPENSES

    Prior to fiscal 1997, the Company's accounting policy with regard to pre-opening expenses of new stores was that expenses related to stores larger than 25,000 square feet in size (anticipated to be only SuperSports USA megastores) would be deferred and amortized over a one year period subsequent to the store opening. Effective at the beginning of fiscal 1997, the Company changed its policy to require that non-capital expenses related to the opening of new stores, regardless of size, be charged to expense as incurred. Accordingly, the Company took a charge in the first quarter of fiscal 1997 of $1.3 million related to pre-opening expenses of megastores opened in fiscal 1996.

RESULTS OF OPERATIONS

    The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                 PERCENTAGE OF NET SALES
                                                       FISCAL YEAR
                                                1998       1997      1996
                                               ------     ------    ------
Net Sales                                       100.0      100.0     100.0
Cost of goods sold                               65.8       65.6      68.5
                                               ------     ------    ------
  Gross profit                                   34.2       34.4      31.5
Operating expenses:
  Selling and administrative expenses            34.4       34.2      35.1
  Pre-opening expenses                              -         .4       1.0
  Impairment of Long-Lived Assets                 1.0          -        .4
  Store closing provision                         (.2)       (.2)      1.7
  Miscellaneous income                           (1.4)      (1.8)      (.2)
                                               ------     ------    ------
    Operating income (loss)                        .4        1.8      (6.5)
Interest expense, net                             1.0        1.1       1.0
                                               ------     ------    ------
Income (loss) before income taxes and
 cumulative effect of change in accounting
 method for pre-opening expenses                  (.7)        .7      (7.5)
Income tax (benefit)                              (.2)      (1.2)      (.1)
                                               ------     ------    ------
Income (loss) before cumulative effect of
 change in accounting method for
 pre-opening expenses                             (.4)       1.9      (7.4)
Cumulative effect of change in accounting
 method for pre-opening expenses                    -        (.4)        -
                                               ------     ------    ------
Net earnings (loss)                               (.4)       1.5      (7.4)
                                               ======     ======    ======

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for fiscal 1998 decreased 9.8% to $309.1 million from $342.6 million in 1997. The net reduction in sales is primarily attributable to lost sales from stores closed in fiscal 1997 and 1998 ($29.2 million) (see "Store Closings") and a comparable store sales decline of 6.1% in continuing stores. Management attributes the decline in comparable store sales to several factors including lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates, reduced advertising expenditures and increased competition. Additionally, the relatively soft market in 1998 for footwear and golf equipment, as well as a weak Christmas selling season in the sporting goods industry, further contributed to the decline in sales.

    Gross profit, as a percentage of net sales, was 34.2% in fiscal 1998 compared to 34.4% in 1997. Gross margins in the fourth quarter of 1998 declined approximately 2 points, as a percentage of sales, compared to 1997, primarily as a result of lower than expected Christmas sales and higher than expected footwear markdowns.

    Selling and administrative expenses as a percentage of net sales were 34.4% in fiscal 1998, compared to 34.2% in fiscal 1997. Comparable store selling and administrative costs, as well as corporate overhead and distribution costs were reduced approximately $5.1 million in fiscal 1998 compared to fiscal 1997. However, the reductions were not sufficient to overcome the effect of the lower sales levels.

    The Company recorded an impairment loss of $3.0 million in fiscal 1998 related primarily to its megastores in the Los Angeles/Orange County, California area (see "Impairment of Long-Lived Assets").

    The Company had no pre-opening expenses in fiscal 1998 as no new stores were opened. Pre-opening expenses as a percentage of net sales were .4% in fiscal 1997. (See "Change of Accounting Method for Pre-opening Expenses.")

    Store closing provision was a benefit of $499,000 in fiscal 1998 compared to a benefit of $836,000 in 1997. The benefit in both years is related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs. (See "Store Closings.")

    The major components of miscellaneous income for fiscal 1998 and fiscal 1997 are set out in the table below:

                                                           FISCAL YEAR
                                                         ----------------
                                                          1998      1997
                                                         ------    ------
                                                          (in thousands)
    Gain on sale of real estate and leasehold interests  $3,914    $5,616
    Fees from foreign licensees                             467     1,199
    Other, net                                             (118)     (769)
                                                         ------    ------
    Total                                                $4,263    $6,046
                                                         ======    ======

    Net interest expense for fiscal 1998 was $3.2 million, compared to $3.7 million in fiscal 1997. Net interest expense in fiscal 1997 includes interest income of $662,000 related to a Federal income tax refund. The decreased interest expense in fiscal 1998 is primarily related to reduced interest rates and lower average borrowings under the Company's credit facility.

    The income tax benefits in fiscal 1998 and 1997 include benefits related to refunds of prior years Federal income taxes of $686,000 and $4.1 million respectively. In 1998, no Federal Income tax benefit was recorded relative to the Company's loss before income taxes due to valuation allowances recorded against the deferred tax assets generated by the losses. No tax expense was recorded related to 1997 due to the partial utilization of prior net operating losses, which had been primarily subject to a valuation allowance.

    In fiscal 1998, the Company had a loss of $2.1 million before income taxes and cumulative effect of change of accounting method for pre-opening expenses compared to income of $2.4 million in fiscal 1997. Significant factors contributing to the loss in fiscal 1998 compared to fiscal 1997 are (i) the decline in comparable store sales, (ii) the impairment loss in 1998 and (iii) reduced gains from the sale of real estate and leasehold interests compared to fiscal 1997, partially offset by (iv) reduced costs related to stores opened in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales for fiscal 1997, decreased 6.4% to $342.6 million from $365.9 million for fiscal 1996. The net decrease was attributable to the elimination of $51.2 million of sales related to stores closed or targeted to close in fiscal 1997 and 1996 (see "Store Closings") and also to a comparable store sales decrease of 3.7% or $9.5 million in continuing stores. These sales reductions were partially offset by $37.4 million in sales from full year sales from seven megastores opened in fiscal 1996 and to partial year sales from six new megastores opened in fiscal 1997. Sales from continuing stores, including sales from new stores, increased 9.9% to $310.3 million.

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

    Gross profit, as a percentage of net sales, increased to 34.4% in fiscal 1997 compared to 31.5% in fiscal 1996. The increased rate of gross profit as a percentage of net sales in fiscal 1997 was primarily due to the nonrecurrence of a $6.3 million (1.7% as a percentage of sales) store closing provision taken in the fourth quarter of fiscal 1996 and additional markdowns taken during fiscal 1996 to reduce excessive inventories resulting from lower than planned sales and from stores closed during the year.

    Selling and administrative expenses as a percentage of net sales were 34.2% in fiscal 1997, compared to 35.1% in fiscal 1996. Although selling and administrative expenses, as a percentage of sales, in continuing stores actually increased as a result of lower than expected sales, the increased rate was more than offset by a reduction of corporate overhead and distribution costs, resulting in a .6% reduction as a percentage of sales for the Company's ongoing operations. The balance of the reduction in the rate of selling and administrative expenses as a percentage of sales was attributable to stores closed or targeted to close which experienced a lower rate of selling and administrative expenses in fiscal 1997 as a result of higher sales rates during liquidation and certain expenses which were offset by store closing reserves. (See "Store Closings.")

    Pre-opening expenses as a percentage of net sales were .4% and 1.0%, respectively, in fiscal 1997 and fiscal 1996. (See "Change of Accounting Method for Pre-opening Expenses.")

    The impairment loss in fiscal 1996 was related to certain stores included in the group of 53 stores that the Company planned to close in fiscal 1997. (See "Store Closings.")

    Store closing provision in fiscal 1997 as a percentage of net sales was a benefit of .2% compared to an expense of 1.7% in fiscal 1996. In fiscal 1996 the Company established of a store closing reserve of $6.0 million, excluding a reserve for liquidation of inventory and fixed asset impairment, for 53 traditional stores it planned to close in fiscal 1997 (see "Store Closings").

    The major components of miscellaneous income for fiscal 1997 and fiscal 1996 are set out in the table below:

                                                            FISCAL YEAR
                                                         ----------------
                                                          1997      1996
                                                         ------    ------
                                                          (in thousands)
            Gain on sale of real estate and
              leasehold interests                        $5,616    $    -
            Fees from foreign licensees                   1,199     1,238
            Other, net                                     (769)     (465)
                                                         ------    ------
            Total                                        $6,046    $  773
                                                         ======    ======

    Net interest expense for fiscal 1997 was $3.7 million, compared to $3.8 million in fiscal 1996. Net interest expense in fiscal 1997 included interest income of $662,000 related to a Federal income tax refund. The increase in interest expense in fiscal 1997 was related to an increased interest rate under its credit facility. In fiscal 1998, the Company amended its credit facility to, among other things, reduce its interest rate.

    The $4.0 million income tax (benefit) in fiscal 1997 included a benefit of $4.1 million related to a refund of prior years Federal income taxes. Income taxes in fiscal 1996 were related primarily to state income taxes. In both fiscal 1997 and 1996, deferred tax benefits were utilized in the calculation of income tax expense in accordance with SFAS 109, and accordingly no federal income tax expense was recognized.

    In fiscal 1997, the Company had income of $2.4 million before income taxes and cumulative effect of change of accounting method for pre-opening expenses compared to a loss of $27.4 million before income taxes in fiscal 1996. Significant factors contributing to the improved results in fiscal 1997 compared to fiscal 1996 were (i) the nonrecurrence in 1997 of a $13.6 million store closing provision recorded in fiscal 1996, (ii) gains of $5.6 million from sale of real estate and leasehold interests in fiscal 1997, (iii) reduced operating losses from stores closed in 1997 and 1996 and (iv) improved results from the Company's continuing operations; both as a result of improved gross profit contributions and reduced selling and administrative expenses as a percentage of sales, including reduced corporate overhead and distribution costs and (v) reduced pre-opening expenses.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 1998 and fiscal 1997:

                                             FISCAL 1998
                                          -------------------
                              FIRST       SECOND       THIRD        FOURTH
                             QUARTER      QUARTER     QUARTER      QUARTER
                             -------      -------     -------      -------
                                         (DOLLAR IN THOUSANDS)

Net sales                    $72,140      $79,032     $64,312      $93,573
Gross profit                 $25,380       26,847     $24,079      $29,474
Gross margin                    35.2%        34.0%       37.4%        31.5%
Operating income (loss)      $  (149)     $ 4,094     $(1,704)     $(1,094)
Operating margin                (0.2%)        5.2%       (2.6%)       (1.2%)
Net income (loss)            $(1,124)     $ 3,420     $(2,015)     $(1,632)
Net income (loss) margin        (1.6%)        4.3%       (3.1%)       (1.7%)


                                             FISCAL 1997
                                          -------------------
                              FIRST       SECOND       THIRD        FOURTH
                             QUARTER      QUARTER     QUARTER      QUARTER
                             -------      -------     -------      -------
                                         (DOLLAR IN THOUSANDS)

Net sales                    $88,432      $82,913      $69,608      $101,656
Gross profit                 $29,962      $28,368      $25,637      $ 34,022
Gross margin                    33.9%        34.2%        36.8%         33.5%
Operating income (loss)      $ 1,972      $  (136)     $(2,505)        6,751
Operating margin                 2.2%        (0.2%)       (3.6%)         6.6%
Net income (loss)            $  (379)     $(1,336)     $ 1,197         5,591
Net income (loss) margin        (0.4%)       (1.6%)        1.7%          5.5%

    During fiscal 1998, 1997 and 1996, 30.3%, 29.7% and 30.7%, respectively, of the Company's sales were generated during the fourth quarter. As a result of the increased sales, the Company's operating results for the fourth quarter generally exceed the operating income for any other quarter during these fiscal years. However, this did not occur in fiscal 1998, primarily as a result of a real estate gain recognized in the second quarter of the year, an impairment loss recorded in the fourth quarter of the year and a disappointing Christmas selling season.

COMPARABLE STORE SALES

    The following table sets forth for the fiscal years 1998, 1997 and 1996 certain information regarding the percentage increase (decrease) in comparable store sales for comparable 52 week periods.

                    FISCAL 1998
-----------------------------------------------------
    First     Second      Third     Fourth                FISCAL    FISCAL
   Quarter    Quarter    Quarter    Quarter     Year       1997      1996
   -------    -------    -------    -------     ----      ------    ------
   (4.7)%      (5.3)%     (8.3)%     (6.2)%    (6.1)%     (3.7)%    (7.9)%

    Management attributes the decline in comparable store sales to several factors including, lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates, reduced advertising expenditures and increased competition. Additionally, the relatively soft market in 1998 for footwear and golf equipment, as well as a weak Christmas selling season in the sporting goods industry, further contributed to the decline in sales compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1998, operating activities provided cash totaling $6.1 million. The primary sources of cash were reduced inventories of $13.4 million offset by a related decrease in trade accounts payable of $8.9 million, earnings of $5.0 million, before depreciation, gains on disposition of fixed assets and leasehold interests and loss from impairment of long-lived assets, offset by $2.4 million used for stores closed or targeted to close. Investing activities provided cash of $1.7 million from proceeds of sales of real estate and leasehold interests, together with developer provided funds in excess of amounts used for the purchase of property, plant and equipment during the year. Financing activities used $7.8 million as a result of reduced utilization of the Company's credit facility and the prepayment, at the Company's option, of a $3.1 million mortgage secured by land and a building where it operates a SuperSports USA megastore.

    Merchandise inventories decreased 13.6%, to $86.2 million at the end of fiscal 1998 from $99.9 million at the end of fiscal 1997. The inventory decrease is primarily related to the Company's efforts to reduce average inventory levels and increase inventory turnover. The Company also closed seven traditional stores during the year. Comparable inventories decreased approximately 12% in fiscal 1998, in addition to an approximate 7% reduction in fiscal 1997. The Company expects, with the utilization of its new merchandising information systems which became operational in March, 1999, to continue to improve the productivity of its inventories in fiscal 1999.

    Additions to property, plant and equipment were $3.0 million in fiscal 1998. The Company opened no new stores during the year. Capital expenditures were primarily related to refurbishment of existing locations and improvement to the Company's management information systems. Approximately $1.6 million was used for computer hardware and software including the purchase of a new computer and merchandising systems software. Approximately $1.0 million was used for the renovation and refurbishment of other stores. The remaining amount was used for renovation and refurbishment of administrative and warehouse locations.

    Capital expenditures in fiscal 1999 are expected to be approximately $7.5 million. The Company plans to open from two to five new megastores during fiscal 1999 at a net cost of approximately $2.0 million. Approximately $2.5 million is planned to be used for renovation and refurbishment of existing stores, including the conversion of shoe departments in certain megastores to a more customer friendly format. Approximately $1.4 million is allocated for computer hardware and software, including communications upgrades, and the balance is expected to be allocated to improvements to warehouses and administrative areas.

    On August 31, 1992, the Company entered into an agreement providing for a three-year, $32.5 million revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula, and subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants. During 1996, the agreement was amended to increase the revolving line of credit to $65.0 million, with a further seasonal increase to $80.0 million during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5.0 million. In fiscal 1998, the agreement was amended to among other things, reduce interest rates under the agreement and to extend the term of the agreement until August 31, 2001. Subsequent to the end of fiscal 1998, the agreement was amended to exclude the effect of the Company's impairment loss from certain financial covenants. With this amendment, the Company was in compliance with the financial covenants under the agreement.

    The Company's primary source of liquidity in fiscal 1998 was the Company's credit facility, under which average borrowings during the year were $39.8 million. Operating activities also provided cash of $6.1 million. Because of the seasonal nature of its business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility is typically highest in November and reached $48.4 million in November 1998. At January 30, 1999, the Company had recorded debt with respect to its credit facility of $28.7 million and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $1.1 million.

    The Company believes that its existing revolving credit facilities together with cash flow from operations will be adequate to meet anticipated capital needs, including seasonal financing needs for fiscal 1999.

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

    During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems, and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those to be installed in 1998, and further upgraded all operating systems software in the last quarter of 1998. During fiscal 1998, the Company upgraded its personal computers making them year 2000 compliant. In addition, the Company implemented its new merchandising information and inventory management systems in March 1999.

    As a result of these acquisitions and upgrades, the Company has updated substantially all of its computer systems with hardware and software designed to accommodate the year 2000 and beyond. The Company has scheduled significant upgrades to its financial accounting and reporting systems software and its merchandising information and inventory management systems software for the third quarter of fiscal 1999. The Company is continuing to test these systems, and expects to finalize testing once upgrades are installed. The Company presently believes that upon completion of its installation of upgrades and testing in fiscal 1999 of computer hardware and software systems described above, the year 2000 issue will have been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company.

    Cumulatively, capital costs of approximately $5.0 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. Certain other internal costs incurred for work relating to year 2000 matters have not been included in the capital costs and are not tracked separately by the Company, but such costs are included in the related payroll costs for its information system group. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems.

    The Company has substantially completed its review and assessment of its non-information technology systems, and has contacted vendors to uncover any potential year 2000 problems. At this time, the Company is not aware of any compliance problems from its non-information technology systems that could have a material effect on the Company's operation. In addition to its internal computer and non-information technology systems, the Company may face risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. The Company is currently assessing the year 2000 compliance of its major providers of products, services and systems through the use of surveys and formal communications. However, there can be no assurance that the Company can correctly assess the year 2000 readiness of all its major suppliers. Some suppliers have not responded to the Company's requests for information. The Company is in the process of evaluating the potential effects of non-compliance by its vendors. In the event that any such third parties cannot timely provide the Company with products, services or systems as a result of any such non-compliance, the Company's operating results could be materially adversely affected.

    The Company is developing contingency plans for its internal computer and non-information technology systems, as well as for failure of its key suppliers to perform. With respect to suppliers, these contingency plans are being done on a case by case basis for those suppliers that the Company determines are at a high risk of non-compliance. These plans may include booking orders for delivery in advance of January 1, 2000, or finding alternative suppliers. If the Company's contingency plans are not adequate to address non-compliance by its computer and non-information technology systems, or by suppliers, this could have a material adverse effect on the operating results of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the financial position of the Company is exposed to minimal market risk associated with interest rate movements on borrowings under the Company's credit facility with The CIT Group/Business Credit, Inc. Borrowings with respect to the Company's credit facility averaged $39.8 million in fiscal 1998, and, at January 30, 1999, the Company had recorded debt of $28.7 million. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would not result in a material change to the Company's result of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein and in the letter from the Chairman and Vice Chairman of the Company regarding expected direct store profits, returns on investment, estimated operating costs, comparable store sales, planned capital expenditures, store openings and closings, the Company's financial position, business strategy and other plans and objectives for future operations (typically using words and phrases such as "expect," "plan," "forecast," "anticipate," "should approximate," "believe," "intend" or similar expressions), are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, levels of discretionary consumer spending, availability of merchandise to meet fluctuating consumer demands, customer response to the Company's merchandise offerings, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, the results of financing efforts and financial market conditions. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART III

    In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 30, 1999 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                       PAGE
(a)  1.  Financial Statements                                                        REFERENCE
                                                                                     ---------
     Report of Independent Certified Public Accountants.........................          27
     Consolidated balance sheets at January 30, 1999 and January 31, 1998.......          29
     Consolidated statements of operations for the years ended January 30, 1999,
       January 31, 1998, and February 1, 1997.....................................        30
     Consolidated statements of stockholders' equity for the years ended
       February 1, 1997, January 31, 1998 and January 30, 1999....................        32
     Consolidated statements of cash flows for the years ended January 30, 1999,
       January 31, 1998, and February 1, 1997.....................................        33
     Notes to consolidated financial statements.................................          34
     Selected quarterly financial data..........................................          50

     2.  Financial Statement Schedules

     Schedule II - Allowance for Doubtful Receivables - Years ended
       January 30, 1999, January 31, 1998, and February 1, 1997...................        51

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

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended
January 30 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.


   We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended January 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP


Houston, Texas
March 15, 1999

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     January 30, 1999 and January 31, 1998
                             (Dollars in thousands)


ASSETS                                                     1998        1997
                                                         ---------   ---------
CURRENT ASSETS
 Cash and cash equivalents                               $    356    $    363
 Accounts receivable, less allowance of $88 in 1999
   and $130 in 1998                                         1,496       1,729
 Merchandise inventories                                   86,184      99,874
 Prepaid expenses and other                                 2,453       2,838
                                                         --------    --------
     Total current assets                                  90,489     104,804
PROPERTY, PLANT AND EQUIPMENT - AT COST                    87,262      91,957
 Less accumulated depreciation and amortization            52,014      48,755
                                                         --------    --------
                                                           35,248      43,202
OTHER ASSETS                                                  267         344
                                                         --------    --------
                                                         $126,004    $148,350
                                                         ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations             $      -    $    566
 Trade accounts payable                                    33,478      42,367
 Accrued liabilities                                       15,919      17,214
 Store closing reserve                                      1,022       3,852
                                                         --------    --------
     Total current liabilities                             50,419      63,999
LONG-TERM OBLIGATIONS                                      28,679      35,953
OTHER NONCURRENT LIABILITIES                                6,911       7,085
STOCKHOLDERS' EQUITY
 Common stock                                               5,830       5,830
 Additional capital                                         4,210       4,177
 Retained earnings                                         29,976      31,327
   Less Treasury stock, at cost                               (21)        (21)
                                                         --------    --------
                                                           39,995      41,313
                                                         --------    --------
                                                         $126,004    $148,350
                                                         ========    ========



See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       Year ended January 30, 1999, January 31, 1998 and February 1, 1997
                (Dollars in thousands, except per share amounts)

                                                           1998        1997        1996
                                                         ---------   ---------   ---------
Net sales                                                $309,057    $342,609    $365,879
Cost of goods sold                                        203,277     224,620     250,784
                                                         --------    --------    --------
   Gross profit                                           105,780     117,989     115,095
Operating expenses
 Selling and administrative expenses                      106,396     117,264     128,517
 Pre-opening expenses                                           -       1,525       3,459
 Impairment of long-lived assets                            3,000           -       1,298
 Store closing provision                                     (499)       (836)      6,212
 Miscellaneous income                                      (4,263)     (6,046)       (773)
                                                         --------    --------    --------
     Operating income (loss)                                1,146       6,082     (23,618)
Interest expense, net                                       3,241       3,711       3,821
                                                         --------    --------    --------
(Loss) earnings before income taxes                        (2,095)      2,371     (27,439)
Income tax benefit                                           (744)     (4,001)       (189)
                                                         --------    --------    --------
 (Loss) earnings before cumulative effect of change
   in accounting principle                                 (1,351)      6,372     (27,250)
Cumulative effect of change in accounting principle
 for pre-opening expenses                                       -      (1,299)          -
                                                         --------    --------    --------
     NET (LOSS) EARNINGS                                 $ (1,351)   $  5,073    $(27,250)
                                                         ========    ========    ========
(Loss) earnings per share
 (Loss) earnings before cumulative effect of change
   in accounting principle
   Basic (loss) earnings per share                       $   (.23)   $   1.09    $  (4.67)
   Diluted (loss) earnings per share                     $   (.23)   $   1.07    $  (4.67)
 Cumulative effect to February 2, 1997 of change
   in accounting principle for pre-opening expenses
   Basic (loss) earnings per share                       $      -    $   (.22)   $      -
   Diluted (loss) earnings per share                     $      -    $   (.22)   $      -
 Net (loss) earnings per share
   Basic (loss) earnings per share                       $   (.23)   $    .87    $  (4.67)
   Diluted (loss) earnings per share                     $   (.23)   $    .85    $  (4.67)

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

       Year ended January 30, 1999, January 31, 1998 and February 1, 1997
                (Dollars in thousands, except per share amounts)

                                                     1998       1997       1996
                                                   ---------   -------   ---------
Proforma amounts assuming the change had been
 applied retroactively
 (Loss) earnings before cumulative effect of
   change in accounting principle                   $(1,351)    $6,372   $(27,250)
 Adjustment for pre-opening expenses                      -          -      1,348
                                                    -------     ------   --------
     NET (LOSS) EARNINGS                            $(1,351)    $6,372   $(25,902)
                                                    =======     ======   ========
 Basic (loss) earnings per share                    $  (.23)    $ 1.09   $  (4.44)
 Diluted (loss) earnings per share                  $  (.23)    $ 1.07   $  (4.44)




See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended January 30, 1999, January 31, 1998 and February 1, 1997
                                 (In thousands)

                                     Common stock
                                    ---------------   Treasury    Additional   Retained
                                    Shares   Amount     stock      capital     earnings
                                    ------   ------   ---------   ----------   ---------
Balance at February 3, 1996          5,822   $5,822       $(21)       $3,865   $ 53,504
Compensation under stock
 option and stock bonus
 plans                                   -        -          -           168          -
Issuance of shares under stock
 option plan                             8        8          -            35          -
Net loss for the year                    -        -          -             -    (27,250)
                                     -----   ------   --------        ------   --------
Balance at February 1, 1997          5,830    5,830        (21)        4,068     26,254
Compensation under stock
 option and stock bonus
 plans                                   -        -          -           109          -
Net earnings for the year                -        -          -             -      5,073
                                     -----   ------   --------        ------   --------
Balance at January 31, 1998          5,830    5,830        (21)        4,177     31,327
Compensation under stock
 option and stock bonus
 plans                                   -        -          -            33          -
Net loss for the year                    -        -          -             -     (1,351)
                                     -----   ------   --------        ------   --------
Balance at January 30, 1999          5,830   $5,830       $(21)       $4,210   $ 29,976
                                     =====   ======   ========        ======   ========



See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       Year ended January 30, 1999, January 31, 1998 and February 1, 1997
                             (Dollars in thousands)

                                                                  1998        1997        1996
                                                                ---------   ---------   ---------
Cash flows of operating activities
 Net (loss) earnings                                             $(1,351)   $  5,073    $(27,250)
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                                   7,181       7,180       6,942
   Cumulative effect of change in accounting principle for
     pre-opening costs                                                 -       1,299           -
   Provision for losses on accounts receivable                         -           -           7
   Charge to reserve for store closings, net of
     depreciation and amortization                                (2,092)     (2,808)       (120)
   (Recovery) provision for losses on store closings, net           (264)       (471)     12,611
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                        33         109         168
   Loss (gain) on disposition of fixed assets                         60         (30)        234
   Amortization of deferred rental allowance                        (458)       (344)       (292)
   Gain on disposition of real estate and leaseholds              (3,859)     (5,616)          -
   Recording impairment of long-lived assets                       3,000           -       1,298
   Changes in assets and liabilities
     Decrease (increase) in accounts receivable                      233       2,042        (326)
     Decrease (increase) in merchandise inventories               13,352       7,311      (3,242)
     (Increase) decrease in prepaid expenses and other               (61)     (2,476)      2,907
     Decrease in other assets                                          2           -           -
     (Decrease) increase in trade accounts payable                (8,889)     (3,337)     10,219
     (Decrease) increase in accrued liabilities                   (1,009)       (947)      2,093
     Increase in other noncurrent liabilities                        382       1,774       2,147
     (Decrease) increase in income taxes                            (167)     (4,456)        147
                                                                 -------    --------    --------
       Net cash provided by operating activities                   6,093       4,303       7,543
Cash flows of investing activities
 Proceeds from (payment on) disposition of fixed assets            4,197       8,527        (752)
 Purchase of property, plant and equipment                        (2,976)    (10,047)    (19,225)
 Proceeds from note receivable                                        73          45          44
 Proceeds from landlords                                             446       3,752       6,774
                                                                 -------    --------    --------
       Net cash provided (used) by investing activities            1,740       2,277     (13,159)
Cash flows of financing activities
 Proceeds from stock issuance                                          -           -          43
 Proceeds from issuance of long-term obligations                       -           -         259
 Payments of long-term obligations                                (3,527)     (1,293)       (883)
 (Payments) proceeds from revolving credit facility, net          (4,313)     (5,361)      6,307
                                                                 -------    --------    --------
       Net cash (used) provided by financing activities           (7,840)     (6,654)      5,726
                                                                 -------    --------    --------
Net (decrease) increase in cash and cash equivalents                  (7)        (74)        110
Cash and cash equivalents at beginning of period                     363         437         327
                                                                 -------    --------    --------
Cash and cash equivalents at end of period                       $   356    $    363    $    437
                                                                 =======    ========    ========
Supplemental disclosures of cash flow information
 Cash paid (received) during the year for
   Income taxes                                                  $  (244)   $    147    $   (297)
   Interest expense                                                3,134       4,405       3,679

See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS

 Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores. As of January 30, 1999, the Company operated 42 Supersports USA stores, 36 of which are megastores and 6 of which are mini-SuperSports USA stores, 20 traditional stores and 1 clearance store. Sales in Texas and California accounted for 56% and 17% of retail sales. The majority of the Company's sales are either cash or through major national credit cards.

 1. FISCAL YEAR

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1998, 1997, and 1996 ended on January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 6. PROPERTY, PLANT AND EQUIPMENT

 The Company applies SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, which requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount for the asset to its estimated fair value. Impairment charges of $3,000,000, $-0- and $1,298,000 were taken in 1998, 1997 and 1996 to reduce the carrying value of certain leasehold improvements and fixtures to their estimated realizable value.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 10.   PRE-OPENING EXPENSE

 Effective February 2, 1997, the Company changed the method of accounting for pre-opening expenses.

 Expenses (other than property, plant and equipment) associated with the opening of new stores are charged to expense as incurred. Previously, the Company deferred and amortized all direct and incremental expenses related to the opening of a store over a one-year period subsequent to the store opening. The Company believes this change is preferable because there is no direct causal relationship between these expenses and future revenues and it improves comparability with other companies in its industry. The cumulative effect of this change on periods prior to January 31, 1998 of $1,299,000 is shown separately in the consolidated statement of operations.

 11.  ADVERTISING COSTS

 Advertising costs consist principally of newspaper and television advertisements and are recorded net of any co-op received from vendors. Advertising costs were $11,376,000, $14,280,000 and $15,931,000 in 1998, 1997 and 1996.

 12.  STORE CLOSING PROVISION

 The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, employee costs and other direct store closing costs. Inventory valuation adjustments, as necessary, are recorded as additional cost of goods sold and as a direct reduction to inventory.

 13.  EARNINGS PER SHARE

 Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income available for common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Stock options may be potential common shares and are therefore considered in the earnings per share calculations, if dilutive. The number of dilutive potential common shares is determined using the treasury stock method.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 14.  RECLASSIFICATIONS

 Certain amounts in prior financial statements have been reclassified to conform to the 1998 financial statement presentation.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:

                                                     1998      1997
                                                    -------   -------
                                                     (In thousands)
   Furniture, fixtures and equipment                $54,278   $56,919
   Leasehold improvements                            28,584    29,430
   Buildings                                          2,000     2,924
   Land                                               1,876     1,973
   Leasehold improvements under capital leases          524       711
                                                    -------   -------
                                                    $87,262   $91,957
                                                    =======   =======

NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of 1998 and 1997, the balance of the note was $327,000 and $373,000, respectively. The note is payable in bi-weekly installments of approximately $2,768 with the remainder due September 2000.
 The note is collateralized by life insurance and Company stock options.


NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations consist of a revolving credit facility due August 31, 2001. Interest is payable monthly and the credit facility is collateralized by inventory, accounts receivable and real estate. The balance at January 30, 1999 was $28,679,000 and the balance at January 31, 1998 was $32,992,000.

 In the first quarter of 1998, the Company, at its option and without penalty, prepaid its mortgage note which totaled $3.4 million at year end 1997. The Company used proceeds from its revolving line of credit to prepay this debt.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997


NOTE D - LONG-TERM OBLIGATIONS - CONTINUED

 The Company has an agreement providing for a revolving credit facility with The CIT Group/Business Credit, Inc. (CIT). Advances under the facility are based on a borrowing base formula and subject to certain loan restrictions, and the facility is secured primarily by inventory, accounts receivable and real
 estate.   The credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. During 1998, CIT amended one ratio covenant to exclude the impairment losses so that the Company would be in compliance. The Company was in compliance with all other financial covenants. Currently, the revolving line of credit is $65,000,000, with a seasonal increase to $80,000,000 during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5,000,000.

 Advances under the credit facility bear interest at the prime rate (7.75% at January 30, 1999) and any unused borrowing capacity is subject to a line of credit fee of .25%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 4.94% to 4.97% at January 30, 1999) plus 2.125%. The credit facility expires August 31, 2001.

 At the end of 1998 and 1997, outstanding letters of credit were $1,138,000 and $1,055,000, respectively.


NOTE E - INCOME TAXES

 The Company's tax expense (benefit) consisted of the following:


                   1998       1997      1996
                  -------   --------   -------
                         (In thousands)
   Current
     Federal       $(686)   $(4,142)    $   -
     Foreign          43         78        28
     State             2         19        33
   Deferred
     State          (103)        44      (250)
                   -----    -------     -----
                   $(744)   $(4,001)    $(189)
                   =====    =======     =====

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE E - INCOME TAXES - CONTINUED

 A reconciliation of income tax benefits on net earnings (losses) before income taxes computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                                                      1998        1997        1996
                                                                    --------   ----------   --------
                                                                             (In thousands)
   Income tax benefit at statutory
     rate                                                            $ (712)     $   806    $(9,329)
   Increases (reductions)
     Change in valuation allowance
       Current year operations                                          593         (851)     9,160
        Net operating loss carryback                                   (507)      (2,489)         -
      Carryback of net operating loss to
      periods for which tax rates exceed
      current rate                                                     (179)      (1,652)         -
   Other items - net                                                     61          185        (20)
                                                                     ------      -------    -------
       Income tax benefit                                            $ (744)     $(4,001)   $  (189)
                                                                     ======      =======    =======

 Deferred tax assets and liabilities consist of the following:


                                                                     January 30, 1999        January 31, 1998
                                                                    --------------------    --------------------
                                                                    Current    Long-Term    Current    Long-Term
                                                                    -------    ---------    -------    ---------
                                                                    (In thousands)          (In thousands)
   Assets
   -------
     Accrued expenses                                                $  271      $   471    $   702      $   613
     Lease incentives                                                   158        1,892        156        2,027
     Store closing reserves                                             917            -      1,348            -
     Net operating loss carryforward                                      -        9,142          -        8,615
     Business tax credits                                                 -        1,006          -        1,069
                                                                     ------      -------    -------    ---------
                                                                      1,346       12,511      2,206       12,324

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE E - INCOME TAXES - CONTINUED

                                                   January 30, 1999        January 31, 1998
                                                 ---------------------   ---------------------
                                                 Current    Long-Term    Current    Long-Term
                                                 --------   ----------   --------   ----------
                                                    (In thousands)          (In thousands)
   Liabilities
   -----------
     Depreciation of property and equipment       $    -      $ 4,727     $    -      $ 5,079
     Inventory capitalization                      1,078            -        916            -
     LIFO termination                                  -            -        478            -
     State taxes                                       4          190          9          287
     Other                                            50          127        141          128
                                                  ------      -------     ------      -------
                                                   1,132        5,044      1,544        5,494
                                                  ------      -------     ------      -------
       Net asset before valuation allowance          214        7,467        662        6,830
     Less valuation allowance                       (268)      (7,783)      (721)      (7,244)
                                                  ------      -------     ------      -------
       NET LIABILITY                              $   54      $   316     $   59      $   414
                                                  ======      =======     ======      =======

 Deferred income taxes of $54,000 and $59,000 were included in accrued liabilities at 1998 and 1997.

 In 1998, the Company recorded Federal income tax refunds of $686,000, of which $219,000 plus interest of $3,000 was received by year-end, resulting from the application of net operating loss carrybacks.

 In the third quarter of fiscal 1995, the Company received Federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. Approximately $179,000 ($1,652,000 in 1997) of the tax refunds relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate. These amounts resulted in tax benefits recordable in the Company's statement of operations due to the expiration of the statute of limitations for review of the refunds.

 Deferred tax assets were reduced by valuation allowances of $8,608,000 and $7,965,000 at January 30, 1999 and January 31, 1998, respectively. Due to the operating loss carryforwards generated during fiscal 1998 from the Company's continuing operations, management believes that uncertainties exist such that it cannot be considered more likely than not that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance against existing net deferred tax assets. In 1998, the Company increased its valuation allowance by $643,000 due to net deferred tax assets generated during the year, offset by the recognition of certain net operating loss carrybacks.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE E - INCOME TAXES - CONTINUED

 The Company has net operating loss carryforwards of approximately $26,700,000. The carryforwards expire as follows:

             Expiration                              Amount
             ----------                          --------------
                                                 (In thousands)
             2007                                      $    58
             2008                                           81
             2010                                        2,980
             2011                                        2,375
             2012                                       12,159
             2013                                        6,161
             2019                                        3,074
                                                       -------
                                                       $26,888
                                                       =======

 Additionally, the Company has foreign tax credit carryforwards of $196,000 expiring from 2000 to 2004, job tax credit carryforwards of $748,000 expiring from 2008 to 2011 and alternative minimum tax credit carryforwards of $61,000.


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

 Future minimum rental payments under operating leases at the end of 1998 are as follows:

Fiscal year                    Amount
------------------------   --------------
                           (In thousands)
     1999                       $ 18,748
     2000                         18,716
     2001                         18,984
     2002                         19,008
     2003                         18,380
   Thereafter to 2019            174,465

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 Minimum payments have not been reduced by minimum sublease rental income of $11,444,000 due in the future under noncancelable subleases.

 Total rental expense entering into the determination of net earnings (loss) is as follows:


                                          1998      1997      1996
                                         -------   -------   -------
                                               (In thousands)
   Leased facilities
     Minimum rentals                     $18,862   $18,550   $18,479
     Contingent rentals (based on a
       percentage of sales)                1,003     1,525     1,813
                                         -------   -------   -------
                                          19,865    20,075    20,292
   Other rentals                             394       425       388
                                         -------   -------   -------
                                         $20,259   $20,500   $20,680
                                         =======   =======   =======

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $399,000 through November, 2003.

 PROFIT SHARING PLAN

 The Company and its subsidiaries participate in a discretionary employee profit sharing plan. The Plan is a 401(k) Retirement Savings Plan covering substantially all employees. Under the Plan, participating employees can allocate up to 15% of their salary. The Company may make discretionary contributions to the Plan. The Company made no contributions to the Plan in 1998, 1997 or 1996.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

 DEFERRED COMPENSATION AGREEMENT

 The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $151,515 after he attains age 65. During 1998, the first payment was made. These payments will continue for an additional nine years. This agreement amends a previous deferred compensation agreement between the Company and the executive officer, which was funded by a purchased life insurance policy on the life of the executive. As part of the revised agreement, the Company cancelled the life insurance policy for the full cash value at the time of cancellation. If the executive dies before all payments are made, the remaining payments will be made to his designated beneficiary under the same payment schedule.

 LITIGATION

 Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.


NOTE G - STOCKHOLDERS' EQUITY

 CAPITAL STOCK

 Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. Common stock shares issued were 5,830,000 and shares outstanding were 5,827,000 at the end of 1998, 1997, and 1996.

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

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



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

 The Company records an expense based on the difference between the option price and fair market value of the stock at date of grant, amortized over the vesting period of the option. Selling and administrative expenses related to the grant of stock options were not material in 1998, 1997 or 1996. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of the par value are credited to additional capital.

 RESTRICTED STOCK AWARD

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee becomes 100% vested in restricted shares if retirement occurs at or after age 65, in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the Company without cause and termination by grantee for good reason. Partial vesting occurs at the rate of 25% of the grant per year if retirement occurs at or after the grantee reaches the age of 62. Restrictions on the stock end on the vesting date. Additionally, the grant provides that the Company will pay the grantee the Federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $39,000, $98,000 and $181,000 in 1998, 1997, and 1996, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 FASB STATEMENT 123 DISCLOSURE

 The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1998      1997        1996
                                            --------   -------   ----------
   Net (loss) income
     As reported                            $(1,351)    $5,073    $(27,250)
     Pro forma                               (1,438)     4,806     (27,271)
   Earnings (loss) per share - basic
     As reported                               (.23)       .87       (4.67)
     Pro forma                                 (.25)       .82       (4.67)
   Earnings (loss) per share - diluted
     As reported                               (.23)       .85       (4.67)
     Pro forma                                 (.25)       .80       (4.67)

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1998, 1997 and 1996:

                                    1998        1997       1996
                                 ----------   --------   --------
   Expected volatility               55.69%     56.10%     52.04%
   Risk free rate                     5.65%      5.76%      5.90%
   Expected life of options      7.5 years    6 years    6 years
   Expected dividend yield            0.00%      0.00%      0.00%

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

 A summary of the Company's stock options and warrants of 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                          1998                         1997                         1996
                                    Weighted-average             Weighted-average             Weighted average
                          Shares     exercise price    Shares     exercise price    Shares     exercise price
                          -------   ----------------   -------   ----------------   -------   ----------------
 Outstanding at
  beginning of year       586,650              $7.06   511,450              $5.38   682,800              $5.98
 Granted                  317,000               5.57   299,250               4.60    30,000               7.77
 Exercised                      -                  -         -                  -     8,100               5.97
 Forfeited                290,000               6.92   224,050               5.80   145,650               7.56
 Expired                    2,500               6.75         -                  -    47,600               5.37
                          -------                      -------                      -------
 Outstanding at
  end of year             611,150               4.42   586,650               5.04   511,450               5.38
                          =======                      =======                      =======
 Options exercisable
   at end of year          38,166               5.94   278,833               7.06   335,838               7.03
                          =======                      =======                      =======

 The weighted-average fair value of compensatory options granted during 1998, 1997 and 1996 was $4.02, $3.29 and $5.62 per option.

 The following table summaries information about options and warrants outstanding at January 30, 1999:

                                        Options/awards outstanding                      Options exercisable
                                    -----------------------------------                 -------------------
                                    Weighted-average
Range of                Number         remaining       Weighted-average     Number       Weighted-average
exercise prices       outstanding   contractual life    exercise price    outstanding     exercise price
-------------------   -----------   ----------------   ----------------   -----------   -------------------
        $0 - $1           100,000          .45 years                  -             -                     -
   $4.50 - $6.00          491,150         8.82 years               5.21        28,166                  5.51
   $6.01 - $7.63           20,000         7.06 years               7.15        10,000                  6.68
                          -------                                             -------
                          611,150                                              38,166
                          =======                                             =======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE H - EARNINGS (LOSS) PER SHARE

 The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock.

                                                           1998      1997       1996
                                                         --------   -------   ---------
                                                                 (In thousands)
       Net (loss) earnings                               $(1,351)    $5,073   $(27,250)
                                                         =======     ======   ========
       Weighted average common shares used
              In basic EPS                                 5,830      5,830      5,829
                   Effect of dilutive securities:
                        Stock Options                          -        110          -
                                                         -------     ------   --------
       Weighted average common and potential
            dilutive common shares used in dilutive
            EPS                                            5,830      5,940      5,829
                                                         =======     ======   ========


NOTE I - STORE CLOSING RESERVE

 The Company has accrued store closing reserves to cover estimated lease costs and other incremental closing costs of stores closed or targeted to close. Management believes that these reserves are adequate.


NOTE J - MISCELLANEOUS INCOME (EXPENSE)

 Miscellaneous income (expense) consist of the following:

                                                                    1998               1997               1996
                                                                   -------            ------             ------
                                                                                  (In thousands)
Gain on sale of real estate and leasehold
 interests, net of commissions                                       $3,914             $5,616            $    -
Fees from foreign licenses                                              467              1,199             1,238
Other, net                                                             (118)              (769)             (465)
                                                                     ------             ------            ------
                                                                     $4,263             $6,046            $  773
                                                                     ======             ======            ======

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 30, 1999, January 31, 1998
                              and February 1, 1997



NOTE J - MISCELLANEOUS INCOME (EXPENSE) - CONTINUED

 Fees from foreign licenses represent annual royalties from license agreements which provide the licensee the ability to use the Company's name and to import and sell the Company's products. Revenue under the license agreements includes annual royalties based on the greater of a minimum or a percentage of sales in the licensee's stores and fees related to sales to the licensee.


NOTE K - NEW PRONOUNCEMENTS

 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements issued for periods beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the effect of SFAS No. 133 to be material to the financial statements taken as a whole.

                            SUPPLEMENTAL INFORMATION

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended January 30, 1999 and January 31, 1998
                    (In thousands except per share amounts)



                                                    First      Second       Third       Fourth
                                                   quarter     quarter     quarter     quarter
                                                  ---------   ---------   ---------   ----------
1998
   Net sales                                       $72,140     $79,032     $64,312     $ 93,573
                                                   =======     =======     =======     ========
   Gross profit                                    $25,380     $26,847     $24,079     $ 29,474
                                                   =======     =======     =======     ========
   Net earnings (loss)                             $(1,124)    $ 3,420     $(2,015)    $ (1,632)
                                                   =======     =======     =======     ========
   Basic earnings (loss) per share                 $  (.19)    $   .59     $  (.35)    $   (.27)
                                                   =======     =======     =======     ========
   Diluted earnings (loss) per share               $  (.19)    $   .57     $  (.35)    $   (.27)
                                                   =======     =======     =======     ========
1997
   Net sales                                       $88,432     $82,913     $69,608     $101,656
                                                   =======     =======     =======     ========
   Gross profit                                    $29,962     $28,368     $25,637     $ 34,022
                                                   =======     =======     =======     ========
   Net earnings (loss) before cumulative
       effect of change in accounting
       principal                                   $   920     $(1,336)    $ 1,197     $  5,591
                                                   =======     =======     =======     ========
   Cumulative effect of change in
       accounting principle                        $(1,299)    $     -     $     -     $      -
                                                   =======     =======     =======     ========
   Net earnings (loss)                             $  (379)    $(1,336)    $ 1,197     $  5,591
                                                   =======     =======     =======     ========
   Earnings (loss) per share
       Earnings before cumulative effect
         of change in accounting principle
           Basic earnings (loss) per share         $   .15     $  (.23)    $   .21     $    .96
                                                    =======     =======     =======     ========
           Diluted earnings (loss) per share       $   .15     $  (.23)    $   .21     $    .94
                                                   =======     =======     =======     ========
       Cumulative effect of change in
         accounting principle
           Basic earnings (loss) per share         $  (.22)    $     -     $     -     $      -
                                                   =======     =======     =======     ========
           Diluted earnings (loss) per share       $  (.22)    $     -     $     -     $      -
                                                   =======     =======     =======     ========
       Earnings per common and common
         equivalent shares
           Basic earnings (loss) per share         $  (.07)    $  (.23)    $  (.21)    $    .96
                                                   =======     =======     =======     ========
           Diluted earnings (loss) per share       $  (.07)    $  (.23)    $  (.21)    $    .94
                                                   =======     =======     =======     ========

                                                                     Schedule II

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES
                 Years ended January 30, 1999, January 31, 1998
                              and February 1, 1997
                                 (In thousands)



          Column A                 Column B     Column C       Column D       Column E
         ----------               ----------   ----------   --------------   ----------
                                  Balance at   Additions                     Balance at
                                  beginning    charged to                      end of
         Description              of period     expense     Deductions (A)     period
        -------------             ----------   ----------   --------------   ----------
Year ended January 30, 1999             $130           $-            $ 42          $ 88

Year ended January 31, 1998             $255           $-            $125          $130

Year ended  February 1, 1997            $386           $7            $168          $255


(A)  Receivables charged off, net of recoveries.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OSHMAN'S SPORTING GOODS, INC.


                                      By: /s/ A. Lynn Boerner
                                         ___________________________
                                      Name:   A. Lynn Boerner
                                      Title:  Vice President, Chief Accounting
                                              Officer and Assistant Secretary

Date: April 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 27, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



 /s/ Marilyn Oshman                   /s/ Alvin N. Lubetkin
----------------------------------   --------------------------------------
Marilyn Oshman                       Alvin N. Lubetkin
Chairman of the Board of Directors   Vice Chairman of the Board of Directors,
                                     Chief Executive Officer, President
                                     (Principal Executive Officer) and Director


 /s/ Marvin Aronowitz
----------------------------------   --------------------------------------
Marvin Aronowitz                     Margaret A. Gilliam
Director                             Director


 /s/ Dolph B. H. Simon                /s/ A. Lynn Boerner
----------------------------------   --------------------------------------
Dolph B.H. Simon                     A. Lynn Boerner
Director                             Vice President, Chief Accounting Officer
                                     and Assistant Secretary (Principal
                                     Accounting and Financial Officer)


 /s/ William M. Hitchcock             /s/ Karen Desenberg
----------------------------------   --------------------------------------
William M. Hitchcock                 Karen Desenberg
Director                             Director


                                      /s/ Stephen A. Lasher
                                     --------------------------------------
                                     Stephen A. Lasher
                                     Director

                               INDEX TO EXHIBITS

3.1 Certificate of Incorporation of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1987 (the "1987 10-K") and incorporated herein by reference).

3.2 Amended and Restated Bylaws of Oshman's Sporting Goods, Inc. as of January 30, 1997 (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 3, 1997 and incorporated herein by reference).

4.1 Amended and Restated Financing Agreement dated December 15, 1997 between the Company's subsidiaries and The CIT Group/Business Credit, Inc. (the "Financing Agreement") (filed as Exhibit 4.1 to the Company's Form 10-K for the fiscal year ended January 31, 1998 (the "1998 10-K") and incorporated herein by reference).

4.1(a)      Amendment dated March 23, 1998 to the Financing Agreement (filed as
            Exhibit 4.1(a) to the 1998 10-K and incorporated herein by reference).

4.1(b)      Amendment dated May 1, 1998 to the Financing Agreement (filed as
            Exhibit 4.1(b) to the Company's Form 10-Q for the quarterly period ended August 1, 1998 and incorporated herein by reference).

4.1(c)  +   Amendment dated December 16, 1998 to the Financing Agreement.

4.1(d)  +   Amendment dated December 28, 1998 to the Financing Agreement.

4.1(e)  +   Amendment dated March 5, 1999 to the Financing Agreement.

10.1    *   Executive Salary Continuation Agreement between the Company and
            Marvin Aronowitz, dated October 1, 1976 (filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended January 29, 1983 and incorporated herein by reference).

10.2    *   Deferred Compensation Agreement between the Company and Alvin N.
            Lubetkin, dated December 29, 1988 (filed as Exhibit 10.5 to the
            Company's Form 10-K for the fiscal year ended January 28, 1989 (the
            "1989 10-K") and incorporated herein by reference).

10.2(a) *+  Amendment to Deferred Compensation Agreement between the Company and Alvin N. Lubetkin, dated December 31, 1998.

10.3    *   Oshman's Sporting Goods, Inc. 1986 Stock Option Plan, as amended
            (filed as Exhibit 10.9 to the 1987 10-K and incorporated herein by reference).

10.3(a) *   Second Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option
            Plan (filed as Exhibit 19.4 to the Company's Form 10-K for the fiscal year ended January 30, 1993 (the "1993 10-K") and incorporated herein by reference).

10.3(b) *   Third Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option
            Plan (filed as Exhibit 19.5 to the 1993 10-K and incorporated herein by reference).

10.4    *   Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan (filed as
            Exhibit 10.10 to the 1987 10-K and incorporated herein by reference).

10.4(a) *   First Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Bonus
            Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 3, 1990 and incorporated herein by reference).

10.5    *   Employment Agreement dated October 3, 1990 between the Company and
            Alvin N. Lubetkin (filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 29, 1994 (the "1994 10-K") and incorporated herein by reference).

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

10.9    *   Oshman's Sporting Goods, Inc. 1994 Omnibus Plan (filed as Exhibit
            10.13 to the Company's Form 10-K for the fiscal year ended January
            28, 1995 (the "1995 10-K") and incorporated herein by reference).

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

10.10(a)*   First Amendment to Restricted Stock Grant Agreement between the
            Company and Alvin N. Lubetkin dated as of July 15, 1994 (filed as
            Exhibit 10.14 to the 1995 10-K and incorporated herein by reference).

10.11   *   Oshman's Sporting Goods, Inc. 1995 Incentive Compensation Plan for
            Senior Management (filed as Exhibit 10.16 to the Company's Form 10-Q for the quarterly period ended October 28, 1995 and incorporated herein by reference).

10.12   *   Statement of Policy Regarding Executive Severance Pay Bonus Program
            (as amended and restated) (filed as Exhibit 10.12 to the 1998 10-K and incorporated herein by reference).

10.13   *   Statement of Policy Regarding Key Executive Severance Pay Bonus
            Program (as amended and restated) (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.14   *+  Repricing Stock Option Agreement Under the 1994 Omnibus Plan between the Company and Alvin N. Lebetkin, dated April 9, 1998.

21.1    +   Subsidiaries of the Registrant.

23.1    +   Consent of Grant Thornton LLP.

27.1    +   Financial data schedule.

---------------
*  Management contract or compensatory plan or arrangement.
+  Filed herewith.