Form 10-Q
period 1999-05-01
OSHMANS SPORTING GOODS INC
filed 1999-06-14
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

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

Yes   X   No
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common  stock,  $1.00  par  value            5,827,249
       ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 MAY 1, 1999, JANUARY 30, 1999 AND MAY 2, 1998
                                (IN THOUSANDS)

                                                                         MAY 1,          JANUARY 30,        MAY 2,
                                                                          1999             1999              1998
                                                                       -----------      ------------      ----------
                                                                      (UNAUDITED)                         (UNAUDITED)
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                    337               356             345
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $88 MAY 99, $88 JAN 99 AND $130 MAY 98                                   1,007             1,496           1,638
  MERCHANDISE INVENTORIES                                                   96,258            86,184          99,892
  PREPAID EXPENSES AND OTHER                                                 2,345             2,453           2,683
                                                                       -----------      ------------      ----------
          TOTAL CURRENT ASSETS                                              99,947            90,489         104,558

PROPERTY, PLANT AND EQUIPMENT, AT COST                                      88,487            87,262          92,312
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                          53,133            52,014          50,267
                                                                       -----------      ------------      ----------
          NET PROPERTY, PLANT AND EQUIPMENT                                 35,354            35,248          42,045

OTHER ASSETS                                                                   250               267             332
                                                                       -----------      ------------      ----------
                                                                           135,551           126,004         146,935
                                                                       ===========      ============      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                                   16                 0              27
  TRADE ACCOUNTS PAYABLE                                                    41,467            33,478          40,014
  ACCRUED LIABILITIES                                                       15,376            15,919          14,500
  STORE CLOSING RESERVE                                                        961             1,022           3,741
                                                                       -----------      ------------      ----------
          TOTAL CURRENT LIABILITIES                                         57,820            50,419          58,282

LONG-TERM OBLIGATIONS                                                       31,074            28,679          41,486

OTHER NONCURRENT LIABILITIES                                                 7,159             6,911           6,970

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                               5,830             5,830           5,830
  ADDITIONAL CAPITAL                                                         4,210             4,210           4,185
  RETAINED EARNINGS                                                         29,479            29,976          30,203
  LESS TREASURY STOCK, AT COST                                                 (21)              (21)            (21)
                                                                       -----------      ------------      ----------
          STOCKHOLDERS' EQUITY                                              39,498            39,995          40,197
                                                                       -----------      ------------      ----------
                                                                           135,551           126,004         146,935
                                                                       ===========      ============      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC, AND SUSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTER ENDED
                          MAY 1, 1999 AND MAY 2, 1998
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                               1999             1998
                                                                             --------          --------
NET SALES                                                                    $ 71,374          $ 72,140

COST OF GOODS SOLD                                                             46,212            46,760
                                                                             --------          --------
          GROSS PROFIT                                                         25,162            25,380

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                                          24,937            25,874
  PRE-OPENING EXPENSES                                                            303                 -
  STORE CLOSING PROVISION                                                           -                 -
  MISCELLANEOUS INCOME                                                           (209)             (345)
                                                                             --------          --------
          OPERATING INCOME(LOSS)                                                  131              (149)

INTEREST EXPENSE, NET                                                             597               972
                                                                             --------          --------

LOSS BEFORE INCOME TAXES                                                         (466)           (1,121)

INCOME TAX EXPENSE                                                                 31                 3
                                                                             --------          --------

NET LOSS                                                                     $   (497)         $ (1,124)
                                                                             ========          ========
    NET LOSS
        BASIC LOSS PER SHARE                                                 $   (.09)         $   (.19)
                                                                             ========          ========
        DILUTED LOSS PER SHARE                                               $   (.09)         $   (.19)
                                                                             ========          ========

    WEIGHTED AVERAGE SHARES OUTSTANDING                                         5,830             5,830
    DILUTIVE EFFECT OF STOCK OPTIONS                                                -                 -
                                                                             --------          --------
        DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                             5,830             5,830
                                                                             ========          ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MAY 1, 1999 AND MAY 2, 1998
                                (in thousands)
                                  (UNAUDITED)

                                                                                          1999             1998
                                                                                        -------           -------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET LOSS                                                                              $  (497)          $(1,124)
  ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                         1,632             1,921
    CHARGE TO RESERVE FOR STORE CLOSINGS, NET OF DEPRECIATION
      AND AMORTIZATION                                                                     (279)             (237)
    STOCK OPTION AND BONUS PLAN EXPENSE                                                       -                 8
    GAIN ON DISPOSITION OF FIXED ASSETS                                                       -               (33)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                              (45)             (115)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                                       489                91
      (INCREASE) DECREASE IN MERCHANDISE INVENTORIES                                     (9,867)               94
      (INCREASE) DECREASE IN PREPAID EXPENSES AND OTHER                                    (800)               50
      INCREASE (DECREASE) IN TRADE ACCOUNTS PAYABLE                                       7,989            (2,353)
      DECREASE IN ACCRUED LIABILITIES                                                      (581)           (2,861)
      INCREASE IN DEFERRED RENTAL ALLOWANCE                                                 320                 -
      INCREASE IN INCOME TAXES                                                               11               170
                                                                                        -------           -------
        NET CASH USED BY OPERATING ACTIVITIES                                            (1,628)           (4,389)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                          -                36
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                              (1,727)             (776)
  PROCEEDS FROM NOTE RECEIVABLE                                                              17                12
  PROCEEDS FROM LANDLORDS                                                                   908               105
                                                                                        -------           -------
        NET CASH USED BY INVESTING ACTIVITIES                                              (802)             (623)

CASH FLOWS OF FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM OBLIGATIONS                                                       148                 -
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                          (5)             (146)
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                            2,268             5,140
                                                                                        -------           -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         2,411             4,994

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (19)              (18)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            356               363
                                                                                        -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   337           $   345
                                                                                        =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH (RECEIVED)PAID DURING THE PERIOD FOR
          INCOME TAXES                                                                  $     2           $  (255)
          INTEREST                                                                          700             1,132
  NONCASH FINANCING ACTIVITIES:
          BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
            TO SETTLE LONG-TERM OBLIGATIONS                                             $     -           $ 3,100

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 1, 1999 AND MAY 2, 1998
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1998 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

                          PART II -- OTHER INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                          PERCENTAGE OF NET SALES
                                                 -------------------------------------
                                                                1ST QUARTER
                                                 -------------------------------------
                                                       1999                    1998
                                                 -------------             -----------

Net sales                                                100.0                   100.0
Cost of goods sold                                        64.7                    64.8
                                                 -------------             -----------
     Gross profit                                         35.3                    35.2
Operating expenses
     Selling and administrative expenses                  34.9                    35.9
     Pre-opening expenses                                   .4                      --
     Store closing provision                                --                      --
     Miscellaneous income                                  (.3)                    (.5)
                                                 -------------             -----------
          Operating income (loss)                           .2                     (.2)
Interest expense, net                                       .8                     1.3
                                                 -------------             -----------
Income (loss) before income taxes                          (.7)                   (1.6)

Income taxes                                                --                      --
                                                 -------------             -----------
Net loss                                                   (.7)                   (1.6)
                                                 =============          ==============



Net sales for the first quarter of fiscal 1999 declined 1.1% to $71.4 million from $72.1 million in the same period last year, while comparable store sales were approximately flat. The net decrease is attributable to lost sales from stores closed in fiscal 1998 and 1999, partially offset by sales from a new SuperSports USA megastore opened in March 1999. Net sales in the last half of the first quarter of fiscal 1999 were negatively impacted by certain out of stock conditions attributable to the start-up of the Company's new merchandise information system, which went on-line March 1, 1999. These problems have been addressed and were resolved in June.

Cost of goods sold as a percentage of net sales was 64.7% in the first quarter of fiscal 1999 compared to 64.8% in the same period of fiscal 1998.

Selling and administrative expenses as a percentage of net sales were 34.9% for the first quarter of fiscal 1999 compared to 35.9% in 1998. The decrease in selling and administrative expenses as a percentage of sales in fiscal 1999 is primarily due to reduced promotional costs, reduced depreciation expenses primarily related to the impairment charge taken in the fourth quarter of fiscal 1998 and favorable settlement of certain leasehold related liabilities.

Pre-opening expenses of $303,000 are related to a new SuperSports USA megastore opened in the first quarter of fiscal 1999.

Miscellaneous income was $209,000 in the first quarter of fiscal 1999 compared to $345,000 in 1998 and is related primarily to fees from foreign licensees.

Net interest expense decreased to $597,000 in the first quarter of fiscal 1999 compared to $972,000 in 1998 primarily as a result of reduced borrowings in the first quarter of fiscal 1999 compared to the prior year.

Income taxes in the first quarters of fiscal 1999 and 1998 are related primarily to state income taxes. In fiscal 1999, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of fiscal 1999, operating activities used cash totaling $1.6 million, investing activities used $802,000, primarily for the purchase of property, plant and equipment, and financing activities provided net cash of $2.4 million through the utilization of the Company's credit facility.

Merchandise inventories increased to $96.3 million at the end of the first quarter of fiscal 1999 from $86.2 at the beginning of the fiscal year. Trade accounts payable had a corresponding increase to $41.5 from $33.5 at the beginning of the year. The increases are related to normal seasonal fluctuations and the opening a new megastore in the first quarter of fiscal 1999. Comparable store inventories at the end of the first quarter of fiscal 1999 were approximately 1% lower than year ago levels.

Net additions to property, plant and equipment were $1.7 million during the first quarter of 1999. Approximately $639,000 was related to the opening of a new megastore in March 1999, $406,000 for computer hardware and software and the balance to renovations and refurbishment in existing locations. The Company expects to open at least one additional SuperSports USA megastore in 1999.

The Company's primary source of liquidity in the first quarter of fiscal 1999 was the Company's credit facility. Long-term obligations increased to $31.1 million from $28.7 million at the beginning of fiscal 1999 as the Company utilized its credit facility to meet its working capital requirements. Average borrowings during the first quarter of fiscal 1999 were $31.2 million compared to $43.7 million in the first quarter of fiscal 1998. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1999.

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

The Company has scheduled a significant upgrade to its financial accounting and reporting systems software for July 1999, and a minor update to its merchandising information and inventory management systems software for the third quarter of fiscal 1999. The Company is continuing to test these systems, and expects to finalize testing once upgrades are installed. Testing done to date has identified problem areas that will be addressed by the upgrades. The Company presently believes that upon completion of its installation of upgrades and testing in fiscal 1999 of computer hardware and software systems described above, the Year 2000 issue will have been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company.

Cumulatively, capital costs of approximately $5.2 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. Certain other internal costs incurred for work relating to year 2000 matters have not been included in the capital costs and are not tracked separately by the Company, but such costs are included in the related payroll costs for its information system group. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems.

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

The Company is developing contingency plans for its internal computer and non-information technology systems, as well as for failure of its key suppliers to perform. With respect to suppliers, these contingency plans are being done on a case by case basis for those suppliers that the Company determines are at a high risk of non-compliance. These plans may include booking orders for delivery in advance of January 1, 2000, or finding alternative suppliers. The Company has received responses from 70% of its top 100 suppliers of merchandise that they are or expect to become Year 2000 compliant by January 1, 2000. Those suppliers responding positively account for approximately 84% of the Company's fiscal 1998 purchases of merchandise for sale from the top 100 suppliers. If the Company's contingency plans are not adequate to address non-compliance by its computer and non-information technology systems, or by suppliers, this could have a material adverse effect on the operating results of the Company.


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

                                       OSHMAN'S SPORTING GOODS, INC.


Date: June 14, 1999                    By: /s/ A. LYNN BOERNER
                                           ------------------------------
                                           A. Lynn Boerner
                                           Vice-President and
                                           Chief Accounting Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index



4.1(f) Amendment Dated April 29, 1999 to the Amended and Restated Financing Agreement dated December 15, 1997 between the Company and The CIT Group/Business Credit, Inc.

27      Financial Data Schedule