Form 10-Q
period 1999-07-31
OSHMANS SPORTING GOODS INC
filed 1999-09-13
CIK 75043

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1999

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

Yes    X    No_____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1.00 par value                     5,827,249
     -----------------------------                     ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              JULY 31, 1999, JANUARY 30, 1999 AND AUGUST 1, 1998
                                (IN THOUSANDS)

                                                                     JULY 31,           JANUARY 30,          AUGUST 1,
                                                                       1999                1999                1998
                                                                 ----------------     ---------------     ---------------
                                                                    (UNAUDITED)                             (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                   290                 356               4,870
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $88 JUL 99, $88 JAN 99 AND $130 AUG 98                                  1,413               1,496               1,696
  MERCHANDISE INVENTORIES                                                 101,094              86,184              92,689
  PREPAID EXPENSES AND OTHER                                                2,752               2,453               3,612
                                                                 ----------------     ---------------     ---------------
          TOTAL CURRENT ASSETS                                            105,549              90,489             102,867

PROPERTY, PLANT AND EQUIPMENT, AT COST                                     89,205              87,262              90,363
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                         54,313              52,014              50,134
                                                                 ----------------     ---------------     ---------------
          NET PROPERTY, PLANT AND EQUIPMENT                                34,892              35,248              40,229

OTHER ASSETS                                                                  229                 267                 315
                                                                 ----------------     ---------------     ---------------
                                                                          140,670             126,004             143,411
                                                                 ================     ===============     ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                                  17                   -                   -
  TRADE ACCOUNTS PAYABLE                                                   40,039              33,478              33,034
  ACCRUED LIABILITIES                                                      17,836              15,919              16,679
  STORE CLOSING RESERVE                                                       693               1,022               2,938
                                                                 ----------------     ---------------     ---------------
          TOTAL CURRENT LIABILITIES                                        58,585              50,419              52,651

LONG-TERM OBLIGATIONS                                                      36,565              28,679              40,277

OTHER NONCURRENT LIABILITIES                                                7,036               6,911               6,853

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                              5,830               5,830               5,830
  ADDITIONAL CAPITAL                                                        4,210               4,210               4,198
  RETAINED EARNINGS                                                        28,465              29,976              33,623
  LESS TREASURY STOCK, AT COST                                                (21)                (21)                (21)
                                                                 ----------------     ---------------     ---------------
          STOCKHOLDERS' EQUITY                                             38,484              39,995              43,630
                                                                 ----------------     ---------------     ---------------
                                                                          140,670             126,004             143,411
                                                                 ================     ===============     ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                       JULY 31, 1999 AND AUGUST 1, 1998
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                                                     Three  Months Ended            Six  Months Ended
                                                                     1999            1998          1999             1998
                                                                  ----------      ----------     ----------      ----------
NET SALES                                                         $   76,274      $   79,032     $  147,648      $  151,172

COST OF GOODS SOLD                                                    50,063          52,186         96,275          98,945
                                                                  ----------      ----------     ----------      ----------

     GROSS PROFIT                                                     26,211          26,846         51,373          52,227

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                                 26,469          26,744         51,406          52,619
  PRE-OPENING EXPENSES                                                    17             -              320             -
  STORE CLOSING PROVISION                                                -              (499)           -              (499)
  MISCELLANEOUS (INCOME)LOSS                                              34          (3,493)          (175)         (3,838)
                                                                  ----------      ----------     ----------      ----------

     OPERATING INCOME(LOSS)                                             (309)          4,094           (178)          3,945

INTEREST EXPENSE, NET                                                    701             842          1,298           1,814
                                                                  ----------      ----------     ----------      ----------

EARNINGS(LOSS) BEFORE INCOME TAXES                                    (1,010)          3,252         (1,476)          2,131

INCOME TAX EXPENSE (BENEFIT)                                               4            (168)            35            (165)
                                                                  ----------      ----------     ----------      ----------

NET EARNINGS/(LOSS)                                               $   (1,014)     $    3,420     $   (1,511)     $    2,296
                                                                  ==========      ==========     ==========      ==========

  NET EARNINGS(LOSS)
    BASIC EARNINGS(LOSS) PER SHARE                                $     (.17)     $      .59     $     (.26)     $      .39
                                                                  ==========      ==========     ==========      ==========
    DILUTED EARNINGS(LOSS) PER SHARE                              $     (.17)     $      .57     $     (.26)     $      .39
                                                                  ==========      ==========     ==========      ==========

  WEIGHTED AVERAGE SHARES OUTSTANDING                                  5,830           5,830          5,830           5,830
  DILUTIVE EFFECT OF STOCK OPTIONS                                       -               135            -               114
                                                                  ----------      ----------     ----------      ----------
    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                        5,830           5,965          5,830           5,944
                                                                  ==========      ==========     ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998
                                (in thousands)
                                  (UNAUDITED)

                                                                                           1999          1998
                                                                                        ----------    -----------
CASH FLOWS OF OPERATING ACTIVITIES:
 NET EARNINGS/(LOSS)                                                                    $   (1,511)   $     2,296
 ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                              3,254          3,833
  CHARGE TO RESERVE FOR STORE CLOSINGS                                                        (724)        (1,215)
  STOCK OPTION AND BONUS PLAN EXPENSE                                                          -               21
  LOSS(GAIN) ON DISPOSITION OF FIXED ASSETS                                                     48         (3,390)
  AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                                  (250)          (232)
  CHANGES IN ASSETS AND LIABILITIES:
   DECREASE IN ACCOUNTS RECEIVABLE                                                              83             33
   (INCREASE)DECREASE IN MERCHANDISE INVENTORIES                                           (14,599)         7,297
   (INCREASE) IN PREPAID EXPENSES AND OTHER                                                 (1,207)          (886)
   DECREASE IN OTHER ASSETS                                                                      0              2
   INCREASE(DECREASE) IN TRADE ACCOUNTS PAYABLE                                              6,561         (9,333)
   INCREASE(DECREASE) IN ACCRUED LIABILITIES                                                 1,907           (470)
   INCREASE IN DEFERRED RENTAL ALLOWANCES                                                      375            -
   INCREASE(DECREASE) IN INCOME TAXES                                                           10            (21)
                                                                                        ----------    -----------
    NET CASH USED BY OPERATING ACTIVITIES                                                   (6,053)        (2,065)

CASH FLOWS OF INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF FIXED ASSETS                                                            -               63
 PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                  (2,862)        (1,199)
 PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                                       -            3,820
 PROCEEDS FROM NOTE RECEIVABLE                                                                  38             25
 PROCEEDS FROM LANDLORDS                                                                       908            105
                                                                                        ----------    -----------
    NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES                                         (1,916)         2,814

CASH FLOWS OF FINANCING ACTIVITIES:
 PAYMENTS OF LONG-TERM OBLIGATIONS                                                             (10)          (427)
 PROCEEDS FROM LONG-TERM OBLIGATIONS                                                           149            -
 PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                                7,764          4,185
                                                                                        ----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                7,903          3,758

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                            (66)         4,507

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               356            363
                                                                                        ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      290    $     4,870
                                                                                        ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID(RECEIVED) DURING THE YEAR FOR
    INCOME TAXES                                                                        $        2    $       (15)
    INTEREST                                                                                   555          1,731
 NONCASH FINANCING ACTIVITIES:
    BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
     TO SETTLE LONG-TERM OBLIGATIONS                                                    $      -      $     3,100

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JULY 31, 1999 AND AUGUST 1, 1998
                                  (UNAUDITED)


NOTE A

The financial statements are condensed and should be read in conjunction with the 1998 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                         PART II -- OTHER INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                        Percentage of Net Sales
                                              ----------------------------------------------------------------------------
                                                            2nd Quarter                              Six Months
                                              ------------------------------------     -----------------------------------
                                                     1999                 1998                1999                1998
                                              ---------------      ---------------     ---------------     ---------------

Net sales                                          100.0                100.0               100.0               100.0
Cost of goods sold                                  65.6                 66.0                65.2                65.5
                                              ---------------      ---------------     ---------------     ---------------
     Gross profit                                   34.4                 34.0                34.8                34.5
Operating expenses
     Selling and administrative expenses            34.7                 33.8                34.8                34.8
     Pre-opening expenses                             -                    -                   .2                  -
     Store closing provision                          -                   (.6)                 -                  (.3)
     Miscellaneous income                             -                  (4.4)                (.1)               (2.5)
                                              ---------------      ---------------     ---------------     ---------------
          Operating income (loss)                    (.4)                 5.2                 (.1)                2.6
Interest expense, net                                 .9                  1.1                  .9                 1.2
                                              ---------------      ---------------     ---------------     ---------------
Earnings (loss) before income taxes                 (1.3)                 4.1                (1.0)                1.4
Income taxes                                          -                   (.2)                 -                  (.1)
                                              ---------------      ---------------     ---------------     ---------------
Net earnings (loss)                                 (1.3)                 4.3                (1.0)                1.5
                                              ===============      ===============     ===============     ===============


Net sales for the second quarter of fiscal 1999 decreased 3.5% to $76.3 million from $79.0 million in the second quarter of fiscal 1998 while comparable store sales declined 1.5%. Net sales for the first six months of fiscal 1999 decreased 2.3% to $147.6 million from $151.2 million in the first six months of fiscal 1998. Comparable store sales declined .8% in the first half of fiscal 1999. The net reduction in sales is attributable primarily to lost sales from stores closed during the last 12 months, partially offset by sales from a new SuperSports USA megastore opened in March 1999. Net sales in the first half of fiscal 1999 were also negatively impacted by certain out-of-stock conditions related to the startup of a new merchandising information system in March 1999.

Cost of goods sold as a percentage of net sales decreased slightly to 65.6% and 65.2% respectively in the quarter and six months ending July 31, 1999 compared to 66.0% and 65.5% respectively in the same periods of fiscal 1998.

Selling and administrative expenses as a percentage of net sales were 34.7% and 34.8% respectively for the quarter and six months ended July 31, 1999 compared to 33.8% and 34.8% respectively in the same periods of fiscal 1998. The increased rate of selling and administrative expenses as a percentage of sales in the second quarter is primarily due to lower sales as discussed above. Also contributing to the increased rate was a slight increase in warehousing and distribution costs caused by higher than planned merchandise inventory levels related to the startup of the Company's new merchandise system.

Pre-opening expenses of $320,000 are related to a new SuperSports USA megastore opened in the first quarter of fiscal 1999. No new stores were opened in fiscal 1998.

Store closing provision was a benefit of $499,000 in the second quarter and first six months of fiscal 1998. The benefit was related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs.

Miscellaneous income (expense) was ($34,000) and $175,000 respectively in the second quarter and six months ending July 31, 1999 compared to $3.5 million and $3.8 million respectively in the same periods of fiscal 1998. The second quarter of fiscal 1998 includes a gain of $3.5 million from a sale of real estate that was not being used in the Company's retail business.

Net interest expense decreased to $701,000 and $1.3 million respectively in the second quarter and first six months of fiscal 1999 from $842,000 and $1.8 million respectively in the same periods last year. The reductions are related to lower average borrowings in fiscal 1999 compared to the prior year.

Income taxes in fiscal 1999 are related primarily to state income taxes. Income tax (benefit) in fiscal 1998 includes a benefit of $219,000 related to a refund of prior years Federal income taxes. In fiscal 1999, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.

In the first six months of fiscal 1999, the Company had pretax loss of $1.5 million compared to earnings of $2.1 million before income taxes in the same period in fiscal 1998. The decline in results in fiscal 1999 compared to fiscal 1998 is primarily attributable to the non-recurrance of the gain on sale of real estate and the benefit of a reduction of store closing reserve in fiscal 1998. In addition, lower sales than expected further contributed to lower results in fiscal 1999.

Liquidity and Capital Resources

In the first six months of fiscal 1999, operating activities used cash totaling $6.1 million primarily as a result of an increase in inventory of $14.6 million, partially offset by a related increase in trade accounts payable of $6.6 million. Investing activities used cash of $1.9 million primarily for the purchase of property, plant and equipment totalling $2.9 million offset by landlord contributions. Financing activities provided net cash of $7.9 million primarily through the utilization of the Company's credit facility.

Cash was $4.9 million at August 1, 1998 primarily as a result of a temporary over-advanced condition under the Company's revolving credit facility.

Merchandise inventories increased to $101.1 million from $86.2 million at the beginning of the fiscal year. Trade accounts payable had a corresponding increase to $40.0 million from $33.5 million at the beginning of the year. The increased inventory level is primarily due to (i) management's strategy of increasing inventories in reaction to certain out-of-stock conditions related to the startup of the Company's new merchandising system in March, (ii) a decision to maintain warehouse backup stocks for certain items in order to improve store replenishment and in-stock condition and (iii) normal seasonal fluctuations.

Net additions to property, plant and equipment of $2.9 million during the first six months of fiscal 1999 were related to a new SuperSports USA megastore opened in March and to renovations and refurbishment in existing locations. The Company expects to open at least one additional SuperSports USA megastore in fiscal 1999.

The Company's primary source of liquidity in the first six months of fiscal 1999 was its credit facility, under which average borrowings were $33.0 million compared to $43.0 million in the first six months of fiscal 1998. Long-term obligations increased to $36.6 million from $28.7 million at the beginning of fiscal 1999 as the Company utilized its credit facility to meet its seasonal working capital requirements. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1999.


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

The Company completed a significant upgrade to its financial accounting and reporting systems software in July 1999, and has scheduled a minor update to its merchandising information and inventory management systems software for the third quarter of fiscal 1999. The Company is continuing to test these systems, and expects to finalize testing once upgrades are installed. Testing done to date has identified problem areas that will be addressed by the upgrades. The Company presently believes that upon completion of its installation of upgrades and testing in fiscal 1999 of computer hardware and software systems described above, the Year 2000 issue will have been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company.

Cumulatively, capital costs of approximately $5.5 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. Certain other internal costs incurred for work relating to year 2000 matters have not been included in the capital costs and are not tracked separately by the Company, but such costs are included in the related payroll costs for its information system group. The Company does not expect future expenditures related to the year 2000 issue to be significant for its internal systems.

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

                                             OSHMAN'S SPORTING GOODS, INC.


Date: September 13, 1999                     By:   /s/ A. LYNN BOERNER
                                                   ----------------------------
                                                   A. Lynn Boerner
                                                   Vice-President and
                                                   Chief Accounting Officer