Form 10-Q
period 1999-10-30
OSHMANS SPORTING GOODS INC
filed 1999-12-13
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _______ to _______

                         Commission file number  0-5648

                         OSHMAN'S SPORTING GOODS, INC.
                         -----------------------------
         (Exact name of registrant as specified in its charter)

             DELAWARE                                74-1031691
________________________________                 __________________
  (State or other jurisdiction                     (I.R.S.Employer
of incorporation or organization)                Identification No.)

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

YES    X        NO
    -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  stock,  $1.00  par  value            5,827,249
    ----------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            OCTOBER 30, 1999, JANUARY 30, 1999 AND OCTOBER 31, 1998
                                (IN THOUSANDS)


                                                             OCTOBER 30,    JANUARY 30,    OCTOBER 31,
                                                                1999           1999           1998
                                                             -----------    -----------    ------------
                                                             (UNAUDITED)                    (UNAUDITED)
                                ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                          423            356            352
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $88 OCT 99, $88 JAN 99 AND $130 OCT 98                         1,510          1,496          1,123
  MERCHANDISE INVENTORIES                                        119,367         86,184        109,921
  PREPAID EXPENSES AND OTHER                                       1,613          2,453          3,792
                                                             -----------    -----------    -----------
          TOTAL CURRENT ASSETS                                   122,913         90,489        115,188

PROPERTY, PLANT AND EQUIPMENT, AT COST                            87,153         87,262         90,770
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                52,304         52,014         51,836
                                                             -----------    -----------    -----------
          NET PROPERTY, PLANT AND EQUIPMENT                       34,849         35,248         38,934

OTHER ASSETS                                                         213            267            308
                                                             -----------    -----------    -----------
                                                                 157,975        126,004        154,430
                                                             ===========    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                         17              -              -
  TRADE ACCOUNTS PAYABLE                                          49,611         33,478         44,392
  ACCRUED LIABILITIES                                             17,539         15,919         15,003
  STORE CLOSING RESERVE                                              496          1,022          2,539
                                                             -----------    -----------    -----------
          TOTAL CURRENT LIABILITIES                               67,663         50,419         61,934

LONG-TERM OBLIGATIONS                                             48,520         28,679         44,124

OTHER NONCURRENT LIABILITIES                                       6,914          6,911          6,744

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                     5,830          5,830          5,830
  ADDITIONAL CAPITAL                                               4,210          4,210          4,211
  RETAINED EARNINGS                                               24,859         29,976         31,608
  LESS TREASURY STOCK, AT COST                                       (21)           (21)           (21)
                                                             -----------    -----------    -----------
          STOCKHOLDERS' EQUITY                                    34,878         39,995         41,628
                                                             -----------    -----------    -----------
                                                                 157,975        126,004        154,430
                                                             ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                     OCTOBER 30, 1999 AND OCTOBER 31, 1998
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                        Three Months Ended                     Nine Months Ended
                                                    1999                 1998                 1999           1998
                                                 ---------            ----------           ----------     ----------
NET SALES                                        $  65,137            $   64,312           $  212,785     $  215,484

COST OF GOODS SOLD                                  41,855                40,233              138,130        139,178
                                                 ---------            ----------           ----------     ----------
          GROSS PROFIT                              23,282                24,079               74,655         76,306

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES               26,005                26,095               77,411         78,714
  PRE-OPENING EXPENSES                                 265                     -                  585              -
  STORE CLOSING PROVISION                                -                    (1)                   -           (500)
  MISCELLANEOUS (INCOME)LOSS                          (216)                 (311)                (391)        (4,149)
                                                 ---------            ----------           ----------     ----------
          OPERATING INCOME(LOSS)                    (2,772)               (1,704)              (2,950)         2,241

INTEREST EXPENSE, NET                                  804                   735                2,102          2,549
                                                 ---------            ----------           ----------     ----------
EARNINGS(LOSS) BEFORE INCOME TAXES                  (3,576)               (2,439)              (5,052)          (308)

INCOME TAX EXPENSE (BENEFIT)                            30                  (423)                  65           (589)
                                                 ---------            ----------           ----------     ----------
NET EARNINGS/(LOSS)                              $  (3,606)           $   (2,016)          $   (5,117)    $      281
                                                 =========            ==========           ==========     ==========

    NET EARNINGS(LOSS)
        BASIC EARNINGS(LOSS) PER SHARE           $    (.62)           $     (.35)          $     (.88)    $      .05
                                                 =========            ==========           ==========     ==========
        DILUTED EARNINGS(LOSS) PER SHARE         $    (.62)           $     (.35)          $     (.88)    $      .05
                                                 =========            ==========           ==========     ==========
    WEIGHTED AVERAGE SHARES OUTSTANDING              5,830                 5,830                5,830          5,830
    DILUTIVE EFFECT OF STOCK OPTIONS                     -                     -                    -            129
                                                 ---------            ----------           ----------     ----------
        DILUTED WEIGHTED AVERAGE SHARES
         OUTSTANDING                                 5,830                 5,830                5,830          5,959
                                                 =========            ==========           ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                (in thousands)
                                  (UNAUDITED)

                                                                                    1999       1998
                                                                                 --------    -------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET EARNINGS/(LOSS)                                                            $ (5,117)   $   281
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                   4,849      5,699
    CHARGE TO RESERVE FOR STORE CLOSINGS                                           (1,259)    (1,542)
    STOCK OPTION AND BONUS PLAN EXPENSE                                                 -         34
    LOSS(GAIN) ON DISPOSITION OF FIXED ASSETS                                         167     (3,487)
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                       (369)      (341)
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE)DECREASE IN ACCOUNTS RECEIVABLE                                       (14)       606
      (INCREASE) IN MERCHANDISE INVENTORIES                                       (32,673)    (9,926)
      (INCREASE) IN PREPAID EXPENSES AND OTHER                                       (656)    (1,097)
      DECREASE IN OTHER ASSETS                                                          2          2
      INCREASE IN TRADE ACCOUNTS PAYABLE                                           16,133      2,025
      INCREASE(DECREASE) IN ACCRUED LIABILITIES                                     1,616     (2,115)
      INCREASE IN DEFERRED RENTAL ALLOWANCES                                          372          -
      INCREASE(DECREASE) IN INCOME TAXES                                                4        (30)
                                                                                 --------    -------
        NET CASH USED BY OPERATING ACTIVITIES                                     (16,945)    (9,892)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                    -         79
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                        (4,394)    (1,759)
  PROCEEDS FROM DISPOSITION OF REAL ESTATE AND LEASEHOLDS                               -      3,820
  PROCEEDS FROM NOTE RECEIVABLE                                                        52         32
  PROCEEDS FROM LANDLORDS                                                           1,496        105
                                                                                 --------    -------
        NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES                            (2,846)     2,276

CASH FLOWS OF FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                   (13)      (427)
  PROCEEDS FROM LONG-TERM OBLIGATIONS                                                 149          -
  PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                     19,722      8,032
                                                                                 --------    -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                  19,858      7,605

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                    67        (11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      356        363
                                                                                 --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    423    $   352
                                                                                 ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID(RECEIVED) DURING THE YEAR FOR
          INCOME TAXES                                                           $     18    $  (226)
          INTEREST                                                                  1,956      2,460
  NONCASH FINANCING ACTIVITIES:
          BORROWINGS UNDER THE REVOLVING CREDIT FACILITY
            TO SETTLE LONG-TERM OBLIGATIONS                                      $      -    $ 3,100

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                  (UNAUDITED)


NOTE A

The financial statements are condensed and should be read in conjunction with the 1998 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the nine months ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                             PERCENTAGE OF NET SALES
                                                   --------------------------------------------------------------------------
                                                               3RD QUARTER                             NINE MONTHS
                                                   ---------------------------------      -----------------------------------
                                                        1999                1998               1999                  1998
                                                   -------------       -------------      -------------         -------------

Net sales                                                  100.0               100.0              100.0                 100.0
Cost of goods sold                                          64.3                62.6               64.9                  64.6
                                                   -------------       -------------      -------------         -------------
     Gross profit                                           35.7                37.4               35.1                  35.4
Operating expenses
     Selling and administrative expenses                    39.9                40.6               36.4                  36.5
     Pre-opening expenses                                     .4                   -                 .3                     -
     Store closing provision                                   -                   -                  -                   (.2)
     Miscellaneous income                                    (.3)               ( .5)               (.2)                 (1.9)
                                                   -------------       -------------      -------------         -------------
          Operating income (loss)                           (4.3)               (2.6)              (1.4)                  1.0
Interest expense, net                                        1.2                 1.1                1.0                   1.2
                                                   -------------       -------------      -------------         -------------
Earnings (loss) before income taxes                         (5.5)               (3.8)              (2.4)                 ( .1)
Income taxes                                                   -                 (.7)                 -                   (.3)
                                                   -------------       -------------      -------------         -------------
Net earnings (loss)                                         (5.5)               (3.1)              (2.4)                   .1
                                                   =============       =============      =============         =============


Net sales for the third quarter of fiscal 1999 increased 1.3% to $65.1 million from $64.3 million in the third quarter of fiscal 1998 while comparable store sales increased 3.5%. Net sales for the first nine months of fiscal 1999 declined 1.3% to $212.8 million from $215.5 million in the first nine months of fiscal 1998. Comparable store sales increased .5% in the first nine months of fiscal 1999. The net reduction in sales is attributable to lost sales from stores closed during the last 12 months, partially offset by sales from two new SuperSports USA stores opened in March and October 1999. Net sales were also negatively impacted, primarily in the first half of fiscal 1999, by certain out-of-stock conditions related to the startup of a new merchandising information system in March 1999.

Cost of goods sold, as a percentage of net sales, increased to 64.3% and 64.9% respectively in the quarter and nine months ending October 30, 1999 compared to 62.6% and 64.6% respectively in the same periods of fiscal 1998. The increased rate in the third quarter is related to certain non-recurring inventory related adjustments (which decreased cost of goods sold in 1998 and increased it in 1999), changes in merchandise mix and the implementation of a new merchandise information system.

Selling and administrative expenses as a percentage of net sales were 39.9% and 36.4% respectively for the quarter and nine months ended October 30, 1999 compared to 40.6% and 36.5% respectively in the same periods of fiscal 1998. The decreased rate of selling and administrative expenses as a percentage of sales in the third quarter is primarily due to the leveraging effect of increased sales as discussed above.

Pre-opening expenses are related to new SuperSports USA stores opened in March and October of fiscal 1999. No new stores were opened in fiscal 1998.

Store closing provision was a benefit in the first nine months of fiscal 1998. The benefit was related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset write-offs and other incremental store closing costs.

Miscellaneous income was $216,000 and $391,000 respectively in the third quarter and nine months ending October 30, 1999 compared to $311,000 and $4.1 million respectively in the same periods of fiscal 1998. The first nine months of fiscal 1998 included a gain of $3.5 million from a sale of real estate that was not being used in the Company's retail business.

Net interest expense was $804,000 and $2.1 million respectively in the third quarter and first nine months of fiscal 1999 compared to $735,000 and $2.5 million respectively in the same periods last year. The increase in the third quarter is related to increased prime interest rates and to higher average borrowings caused primarily by higher inventory levels. For the first nine months overall, lower average borrowings resulted in decreased interest expense compared to the same period of fiscal 1998.

Income taxes in fiscal 1999 are related primarily to state income taxes. Income tax benefit in fiscal 1998 includes benefits of $467,000 and $686,000 respectively in the third quarter and first nine months, related to a refund of prior years Federal income taxes. In fiscal 1999, net operating loss carryforwards are anticipated to be realized, resulting in no Federal income tax expense.

In the first nine months of fiscal 1999, the Company had a pretax loss of $5.1 million compared to a loss of $308,000 before income taxes in the same period in fiscal 1998. The decline in results in fiscal 1999 compared to fiscal 1998 is primarily attributable to the non-recurrence of a gain on sale of real estate in 1998, and reduced gross margins in the third quarter of fiscal 1999 compared to 1998. In addition, the non-recurrence of a reduction of store closing reserves in fiscal 1998, costs associated with new store openings in 1999 and lower net sales than expected further contributed to lower results in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of fiscal 1999, operating activities used cash totaling $16.9 million primarily as a result of an increase in inventory of $32.7 million, partially offset by a related increase in trade accounts payable of $16.1 million. Investing activities used cash of $2.8 million primarily for the purchase of property, plant and equipment totaling $4.4 million offset by landlord contributions. Financing activities provided net cash of $19.9 million primarily through the utilization of the Company's credit facility.

Merchandise inventories increased to $119.4 million from $86.2 million at the beginning of the fiscal year. Trade accounts payable had a corresponding increase to $49.6 million from $33.5 million at the beginning of the year. The increased inventory level is primarily due to (i) normal seasonal fluctuations in anticipation of the Christmas selling season, (ii) a decision to maintain warehouse backup stocks for certain items in order to improve store replenishment and in-stock condition and (iii) management's strategy of increasing inventories in reaction to certain out-of-stock conditions related to the startup of the Company's new merchandising system in March.

Net additions to property, plant and equipment of $4.4 million during the first nine months of fiscal 1999 were related to the opening of two new SuperSports USA stores, renovations and refurbishment in existing locations and management information system improvements.

The Company's primary source of liquidity in the first nine months of fiscal 1999 was its credit facility, under which average borrowings were $35.8 million compared to $41.0 million in the first nine months of fiscal 1998. Long-term obligations increased to $48.5 million from $28.7 million at the beginning of the fiscal 1999 as the Company utilized its credit facility to meet its seasonal working capital requirements. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 1999.


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

The Company completed a significant upgrade to its financial accounting and reporting systems software in July 1999, and a minor update to its merchandising information and inventory management systems software in the third quarter of fiscal 1999. The Company has substantially completed testing such software, as well as its timekeeping and point of sale systems. The Company presently believes that the Year 2000 issue has been adequately addressed with respect to all of the Company's internal computer systems. Any failure of the Company's systems to be timely compliant, however, could have a material and adverse impact on the business and operations of the Company.

Cumulatively, capital costs of approximately $5.5 million have been incurred for the purchase and installation of hardware and software related to the year 2000 issue. Certain other internal costs incurred for work relating to year 2000 matters have not been included in the capital costs and are not tracked separately by the Company, but such costs are included in the related payroll costs for its information system group. The Company does not expect future expenditures related to the year 2000 issue to be significant.

The Company has completed its review and assessment of its non-information technology systems, and has contacted vendors to uncover any potential year 2000 problems. At this time, the Company is not aware of any compliance problems from its non-information technology systems that could have a material effect on the Company's operation.

In addition to its internal computer and non-information technology systems, the Company may face risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. The Company is continuing to assess the year 2000 compliance of its major providers of products, services and systems through the use of surveys and formal communications. However, there can be no assurance that the Company can correctly assess the year 2000 readiness of all its major suppliers. Some suppliers have not responded to the Company's requests for information. The Company is in the process of evaluating the potential effects of non-compliance
by its vendors.   In the event that any such third parties cannot timely provide the Company with products, services or systems as a result of any such non-compliance, the Company's operating results could be materially adversely affected.

The Company is developing contingency plans for its internal computer and non-information technology systems, as well as for failure of its key suppliers to perform. A team of information systems and other key personnel will be present at the Company's corporate headquarters during the weekend in which the year 2000 commences to monitor the Company's systems and to detect and fix any problems that are discovered. With respect to suppliers, these contingency plans are being done on a case by case basis for those suppliers that the Company determines are at a high risk of non-compliance. These plans may include booking orders for delivery in advance of January 1, 2000, or finding alternative suppliers. The Company has received responses from 70% of its top

100 suppliers of merchandise that they are or expect to become Year 2000 compliant by January 1, 2000. Those suppliers responding positively account for approximately 84% of the Company's fiscal 1998 purchases of merchandise for sale from the top 100 suppliers. At the present time, the Company believes that it has or will have on hand adequate inventory and supplies to operate without material disruption, even in the event of any short term unavailability of product delivery by the Company's vendors due to the year 2000 problem. If the Company's contingency plans are not adequate to address non-compliance by its computer and non-information technology systems, or by suppliers, this could have a material adverse effect on the operating results of the Company.


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

                                             OSHMAN'S SPORTING GOODS, INC.

        December 13, 1999                          /s/   STEVE MARTIN
Date: ___________________________            By:  ____________________________
                                                  Steve Martin
                                                  Senior Vice-President and
                                                  Chief Financial Officer