Form 10-K
period 2000-01-29
OSHMANS SPORTING GOODS INC
filed 2000-04-28
CIK 75043

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended January 29, 2000

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

                         Yes  X       No ___
                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 20, 2000 (based upon the closing sales price as of such date) was $4,102,891.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 20, 2000:

                  Common Stock, $1.00 par value:  5,763,249

Documents incorporated by reference: Proxy Statement for the Registrant's
Annual Meeting of Stockholders to be held June 23, 2000 (to be filed within 120 days of the close of Registrant's fiscal year) is incorporated by reference into
Part III.

================================================================================

                                    PART I
Item 1.  Business.

Development of Business

     Oshman's Sporting Goods, Inc. ("Oshman's" or the "Company"), which operates a chain of retail sporting goods specialty stores, was incorporated in Delaware in 1946 as the successor to a proprietorship founded by J.S. Oshman in 1931. Unless the context otherwise requires, the terms "Oshman's" and the "Company" as used herein include the Company and its subsidiaries, whether operating under the name "Oshman's"/(R)/ or "SuperSports USA"/(R)/.

     Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company has transformed its business by focusing its efforts on opening and operating SuperSports USA megastores occupying, on average, approximately 55,000 square feet while reducing its preexisting base of traditional stores, which currently average approximately 11,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

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

     At the end of fiscal 1999, the Company operated 42 SuperSports USA stores, including 37 SuperSports USA megastores ranging in size from approximately 36,000 to 85,000 square feet and five mini SuperSports USA stores, ranging in size from approximately 20,000 to 32,000 square feet. The mini SuperSports USA stores include certain "play areas" and merchandise assortments similar to the megastores, and operate under the name SuperSports USA. At the end of fiscal 1999, the Company also operated 15 traditional stores. Subsequent to the end of fiscal 1999, the Company sold an owned property in West Los Angeles, California, and closed the traditional store located there. The Company's stores are located primarily in medium to large metropolitan areas across the United States. In fiscal 1999, excluding results from stores closed or targeted to close, the 42 SuperSports USA stores produced 92% of the Company's retail sales and approximately 90% of direct store contributions. Since the beginning of fiscal 1990, the Company has reduced its traditional store base from 193 to 14 (taking into account one store closed in the first quarter of fiscal 2000). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store Closings." The Company operates stores in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Jersey, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

     Oshman's offers a full line of sporting goods equipment, sportswear and athletic footwear focusing on middle- to high-end products. Nationally advertised brand name products are featured, along with the Company's own labels in certain categories. While certain of the Company's primary megastore competitors employ "every-day-low-price" strategies, the Company is a promotional retailer. As such, the Company seeks to attract customers into its stores through advertised price reductions on selected merchandise. The following table sets forth sales of sporting goods equipment, sports apparel and footwear as a percentage of net sales during the last three fiscal years.

                                  Percentage of Net Sales
                                 --------------------------
                                         Fiscal Year
                                         -----------
                                  1999       1998      1997
                                  ----       ----      ----
     Sporting goods equipment      54%        52%       50%
     Sports apparel                28%        30%       29%
     Footwear                      18%        18%       21%

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

Transformation Plan

     Management believes that changing consumer preferences toward sporting goods megastores has had a detrimental impact on the Company's existing traditional stores and will continue to limit their potential in the future. In response to this trend, the Company has been focusing on opening and operating its SuperSports USA megastores. During fiscal 1999, the Company closed six traditional stores. At the end of fiscal 1999, the Company operated 42 SuperSports USA stores, including 37 SuperSports USA megastores and five mini SuperSports USA stores, and 15 traditional stores. Subsequent to the end of fiscal 1999, the Company sold a traditional store in Los Angeles, California. The Company's stores are located primarily in medium to large metropolitan areas across the United States. Most of the remaining traditional stores are profitable and no further major traditional store closing program is anticipated. The Company currently intends to open two additional SuperSports USA megastores in fiscal 2000 as it continues to focus on its existing store base and improving its systems and processes. Future store openings are, however, dependent upon numerous factors including timing of construction and general market conditions.

     Since the beginning of fiscal 1990 the Company has closed or converted 191 traditional stores (including one store closed in the first quarter of fiscal
2000). Changes in the number of stores and square footage during the last ten fiscal years are summarized below:


                                                 Number of Stores                        Square Footage (at end of period)
                              ------------------------------------------------------  ---------------------------------------
                                            SuperSports
                              Traditional       USA           Stores      Operated
                                Stores         Stores       Closed or        at       Traditional  SuperSports
Fiscal Year                     Opened         Opened       Converted     Year End      Stores     USA stores       Total
-----------                   -----------  --------------  ------------  -----------  -----------  -----------  -------------
1990........................            5            2            11          189       2,090,000      158,000      2,248,000
1991........................            2            0             8          183       2,036,000      158,000      2,194,000
1992........................            2            3            18          170       1,879,000      337,000      2,216,000
1993........................            1            3(a)         13(a)       161(a)    1,744,000      504,000      2,248,000
1994........................            0            4(a)         24(a)       141(a)    1,454,000      785,000      2,239,000
1995........................            0           12(b)         20          133(b)    1,196,000    1,439,000      2,635,000
1996........................            0            7            25          115         948,000    1,847,000      2,795,000
1997........................            0           12            51           70         438,000    2,145,000      2,583,000
1998........................            0            0             7           63         377,000    2,118,000      2,495,000
1999........................            0            2             8           57         287,000    2,175,000      2,462,000
Traditional Stores
 Converted to mini
 SuperSports USA stores (c)             -            0             5           57         172,000    2,290,000      2,462,000

  Total......................          10           45           190

___________________
(a) Includes a traditional store which was expanded and converted to a megastore.
(b) Includes megastores opened at seven locations purchased from SportsTown, Inc.
(c) Stores ranging in size from 19,000 to 32,000 square feet which, over the last several years, have been opened or converted from enlarged traditional stores and which operate as SuperSports USA stores.

Site Selection

     The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white-collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Twelve of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

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

Purchasing and Suppliers

     The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 11.4%, 16.0% and 17.2% of the Company's total purchases in fiscal 1999, 1998 and 1997, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

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

     The Company has not experienced any material difficulties relating to the year 2000 issue, but continues to monitor its computer systems to detect any difficulties.

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

Seasonal Factors

     Oshman's business is highly seasonal, with sales generally higher in the fourth quarter, peaking in December due to holiday shopping and the purchase of ski equipment. Any substantial decrease in sales during the fourth quarter could adversely affect the Company's results of operations. Weather conditions add to the seasonal nature of the business, particularly with respect to ski equipment and cold weather apparel. The Company's results of operations may also fluctuate on a quarterly basis as a result of seasonal variances and time and costs associated with selecting, constructing, staffing, stocking and opening new stores, as well as the timing of promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations."

Trademarks and Service Marks; Other Business

     As of January 29, 2000, Oshman's owned approximately 31 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for so long as it finds it beneficial to use them in connection with its operations.

     Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates five stores in Japan under the Oshman's name. The Company also sells merchandise to this entity. In fiscal 1997, it entered into a similar agreement with Samsung Corporation, a major Korean company that operates two stores in South Korea under the Oshman's name. However, primarily as a result of the economic difficulties in Asia, the implementation of the agreement with Samsung Corporation has been deferred until June 2001. Additionally, the sale of merchandise under the agreement with Ito-Yokado Co., Ltd. declined significantly in fiscal 1998 and remained flat in 1999.

     Oshman's expects the opening of the online sporting goods store at www.oshmans.com to occur in the second quarter of fiscal 2000. The Company has entered into a long term agreement with Global Sports Interactive, Inc. ("Global"), pursuant to which Global is developing and will operate the e-commerce web site for the Company.

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

     As of January 29, 2000, Oshman's employed 2,551 people including part-time employees.

Item 2.  Properties.

     Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex, and the Company also rents an office/warehouse in Santa Ana, California, in which approximately 7,000 square feet are devoted to office space and 151,000 square feet are used as warehouse space. Oshman's owns property in Houston, Texas. In February 2000, the Company sold the property it owned in Los Angeles, California.

     Substantially all of Oshman's retail stores occupy leased space in modern structures. As of January 29, 2000, these retail stores occupied an aggregate of approximately 2,383,000 square feet of floor space under leases expiring at various dates from 1999 to 2020 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,000 square feet, while the average megastore occupies approximately 55,000 square feet. One traditional store and one megastore in locations owned by Oshman's occupied an aggregate of approximately 79,000 square feet of floor space.

     Aggregate rentals paid by the Company under all its leases amounted to approximately $19.3 million during the 1999 fiscal year. Most store leases provide for rentals that are the greater of a fixed minimum amount or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2000.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

Name                             Age                     Positions and Offices Held
--------------------------       ---        ----------------------------------------------------
Alvin N. Lubetkin                 66        Vice Chairman of the Board, Chief Executive Officer,
                                            President and Director
Marilyn Oshman                    60        Chairman of the Board and Director
Steven U. Rath                    45        Executive Vice President
Steven Martin                     50        Senior Vice President, Chief Financial Officer
Richard G. Dennis                 47        Vice President, Secretary and General Counsel
Thomas J. McVey                   48        Senior Vice President
Ray Miller                        53        Vice President, Treasurer and Assistant Secretary
Richard L. Randall                57        Vice President, General Merchandise Manager

     Mr. Lubetkin has been an officer of the Company since 1966 and a Director since 1962. Mr. Lubetkin has overall responsibility for the Company's operations. He was originally hired by the Company in 1961.

     Ms. Oshman was elected Chairman of the Board in April 1993 and has been a Director of the Company since 1979. She has been employed by the Company since 1990.

     Mr. Rath was elected as a Vice President of the Company in 1992 and Executive Vice President in April 1998. In addition to his primary responsibilities for the real estate and construction functions, Mr. Rath assumed an expanded management role in the overall operations. In 1999, he assumed oversight responsibility for the operations and e-commerce functions of the Company. Prior to becoming Vice President of the Company, Mr. Rath served as a Divisional Vice President for Corporate Development (1990-1992), and Director of Corporate Development (1988-1989). Before joining the Company, Mr. Rath was Director of Research and Strategic Planning for the Foley's Division of Federated Department Stores, Inc.

     Mr. Martin joined the Company and was elected Senior Vice President, Chief Financial Officer in November of 1999. He is primarily responsible for overseeing finance, systems, planning and sales strategy for the Company. Prior to joining the Company, from mid-1997 Mr. Martin managed his own company, Martin Strategic Consulting in St. Charles, Illinois. Prior to that, he was Executive Vice President and Chief Financial Officer with Sun Television and Appliances, Inc. in Columbus, Ohio for one year. Before that, he was Vice President of Strategy and Business Development for Sears, Roebuck and Co. in Hoffman Estates, Illinois since early 1993. Mr. Martin has also held various other financial planning positions with Humana Inc. and BATUS, Incorporated in Louisville, Kentucky, as well as Armco, Inc. in Middletown, Ohio.

     Mr. Dennis was elected Vice President in June 1994 and Secretary in July 1996. Mr. Dennis has also served as General Counsel of the Company since 1993. In 1999, he assumed responsibility for overseeing the human relations area of the Company. Prior to that, he was employed as Managing Attorney, Banc One New Hampshire Asset Management Company from 1992 to 1993 and Associate Attorney, Weil, Gotshal & Manges from 1986 until 1992.

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:

                                              High       Low
                                             ------     ------

Fiscal Year ending January 30, 1999
First Quarter ended May 2, 1998               $6.75      $4.25
Second Quarter ended August 1, 1998            9.38       5.63
Third Quarter ended October 31, 1998           8.69       3.88
Fourth Quarter ended January 30, 1999          4.75       2.88

Fiscal Year ending January 29, 2000
First Quarter ended May 1, 1999               $3.38      $2.25
Second Quarter ended July 31, 1999             3.13       2.50
Third Quarter ended October 30, 1999           2.63       1.88
Fourth Quarter ended January 29, 2000          2.19       1.38

Fiscal Year ending February 3, 2001
First Quarter through April 20, 2000          $2.81      $1.56

     As of April 20, 2000, there were approximately 550 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of April 20, 2000, was $1.75.

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

                                                                      For the year ended
                                                                    or as of the year end
                                           January 29,     January 30,     January 31,     February 1,     February 3,
                                              2000            1999            1998            1997            1996
                                           (52 Weeks)      (52 weeks)      (52 weeks)      (52 weeks)      (53 weeks)
                                        ----------------  ------------    ------------    ------------    ------------
                                                                     (in thousands, except per share data)
Consolidated Sales                             $306,492      $309,057        $342,609        $365,879        $342,889
Net Earnings (Loss)                              (3,630)       (1,351)          6,372*        (27,250)          1,942
Net Basic Earnings (Loss) per Share                (.62)        (0.23)           1.09           (4.67)           0.33
Net Diluted Earnings (Loss) per Share              (.62)        (0.23)           1.07           (4.67)           0.32
Dividends per Share                                  --            --              --              --              --
Total Assets                                    132,665       126,004         148,350         160,734         162,923
Long-Term Debt                                   37,463        28,679          35,953          42,397          36,681

_______________________
* Excludes loss of $1,299 from cumulative effect of change in accounting method for pre-opening expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas, where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to affect the results of the Company's traditional stores. Starting in 1990, the Company has transformed its business by focusing on opening and operating SuperSports USA megastores occupying, on average, approximately 55,000 square feet, while reducing its pre-existing base of traditional stores, which currently average approximately 11,000 square feet. In fiscal 1999, the Company opened megastores
in Auburn Hills, Michigan and Elizabeth, New Jersey.    At year-end the Company
operated 42 SuperSports USA stores, including 37 SuperSports USA megastores, five mini SuperSports USA stores and 15 traditional stores. Subsequent to the end of fiscal 1999, the Company sold an owned property in West Los Angeles and closed the traditional store located there. The Company's stores are located primarily in medium to large metropolitan areas, in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Jersey, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

Store Closings

     In the fourth quarter of fiscal 1996, the Company announced a plan to close 53 of its traditional stores during fiscal 1997. The Company recorded a store closing provision and asset impairments of $13.6 million to cover lease termination costs ($5.2 million), employee costs and other incremental store closing costs ($839,000), inventory adjustments ($6.3 million) and leasehold and other asset write-offs ($1.3 million). Forty-four of these stores were closed in fiscal 1997, six in 1998 and one in 1999. The remaining two stores are expected to continue to operate due to the Company's inability to terminate the leases on a satisfactory basis.

     In addition to the 51 store closings in the group of stores discussed above, the Company also closed seven stores in 1999, including a megastore and a mini SuperSports USA store, one store in 1998 and seven stores in fiscal 1997, including one megastore. These stores were not part of the original group of
53. The company believes that its store closing program is substantially complete and does not anticipate closing large numbers of additional stores at this time.

     At the end of fiscal 1999, the Company had reserves of approximately $1.2 million, which its management believes are sufficient, to cover estimated incremental costs associated with anticipated store closings and remaining obligations from stores previously closed.

Impairment of Long-Lived Assets

     In the fourth quarter of fiscal 1998, the Company recorded a charge of $3.0 million to write down the carrying value of assets in four California SuperSports USA megastores and two traditional stores located in Texas to fair value under the requirements of FASB 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The impairment loss is related primarily to the California megastores.

High Impact Shoe Department

     During 1999, the Company began to convert many of its shoe departments to a new high impact format. This process, which will be completed in 2000, has resulted in substantial improvement in sales within these departments.

New Merchandising Management System

     During 1999, the Company installed a new merchandise management system. Conversion difficulties may have adversely affected results, but such problems have been solved and the Company now believes that the system greatly enhances its ability to manage its inventory assets.

Stock Repurchase

     On March 27, 2000 the Company announced a stock buyback program whereby up to 150,000 shares (or 2.6% of the issued and outstanding shares) of its common stock may be repurchased by the Company. The repurchased shares are to be reserved for future issuance in connection with employee incentive or stock option plans.

Results of Operations

     The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                       Percentage of Net Sales
                                                             Fiscal Year
                                                  1999       1998      1997
                                                 ------     ------    ------
Net Sales                                         100.0     100.0      00.0
Cost of goods sold                                 65.8      65.8      65.6
                                                 ------     ------    ------
     Gross profit                                  34.2      34.2      34.4
Operating expenses:
     Selling and administrative expenses           34.3      34.4      34.2
     Pre-opening expenses                            .2         -        .4
     Impairment of long-lived assets                  -       1.0         -
     Store closing provision                          -       (.2)      (.2)
     Miscellaneous income                           (.1)     (1.4)     (1.8)
                                                 ------     ------    ------
        Operating income (loss)                     (.2)       .4       1.8
Interest expense, net                               1.0       1.0       1.1
                                                 ------     ------    ------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  method for pre-opening expenses                  (1.2)      (.7)       .7
Income tax (benefit)                                  -       (.2)     (1.2)
                                                 ------     ------    ------
Income (loss) before cumulative effect of
  change in accounting method for
  pre-opening expenses                             (1.2)      (.4)      1.9
Cumulative effect of change in accounting
  method for pre-opening expenses                     -         -       (.4)
                                                 ------     ------    ------
Net earnings (loss)                                (1.2)      (.4)      1.5
                                                 ------     ------    ------

Fiscal 1999 Compared to Fiscal 1998

     Net sales for fiscal 1999 decreased less than 1% to $306.5 million from $309.1 million in 1998. The net reduction in sales is due to stores closed in 1999 and 1998. Comparable store sales increased almost 1% between years. The conversion of some stores to the high impact format in the shoe department aided in this comparable store sales increase. However, unusually warm weather in the fourth quarter hurt sales in the ski and apparel areas. Gross profit on these sales remained steady between years.

     Selling and administrative expenses as a percentage of net sales were 34.3% in fiscal 1999 compared to 34.4% in fiscal 1998. This decrease is primarily due to sales growth outpacing selling and administrative expense growth in on-going stores along with the closing of the more inefficient stores. Selling and administrative expenses in the overhead area also showed a decrease due to the capitalization of handling costs during the first few months of the year, but this decrease was offset by a corresponding decrease in the inventory cap reclassification.

     The Company recorded an impairment loss of $3.0 million in fiscal 1998 related primarily to megastores in the Los Angeles/Orange County, California area. No such impairment was recorded in 1999. See the disclaimer above under "Impairment of Long-Lived Assets."

     The Company had pre-opening expenses of $722,000 in 1999 which amounted to 0.2% of sales. No pre-opening expenses were recorded in 1998, since the Company did not open any new stores in that year.

     There was no benefit from the store closing provision in 1999, while the Company did record a benefit of $499,000 in fiscal 1998. At the end of 1999, management believed that its store closing reserve was adequate.

     The major components of miscellaneous income for fiscal 1999 and fiscal 1998 are set out in the table below:

                                                             Fiscal Year
                                                           ---------------
                                                            1999    1998
                                                           ------  -------
                                                           (in thousands)
     Gain on sale of real estate and leasehold interest    $   -   $3,914
     Fees from foreign licensees                             442      467
     Other, net                                             (120)    (118)
                                                           -----   ------
     Total                                                 $ 322   $4,263
                                                           =====   ======

     Net interest expense for fiscal 1999 was $3.0 million, compared to $3.2 million in fiscal 1998. The decreased interest expense in fiscal 1999 is primarily related to reduced interest rates and lower average borrowings under the Company's credit facility.

     The income tax benefit in fiscal 1998 included a benefit related to the refund of prior year income taxes of $686,000. No federal income tax benefit was recorded relative to the Company's loss before income taxes in 1999 or 1998 due to valuation allowances recorded against the deferred tax assets generated by the losses.

     In fiscal 1999, the Company had a loss of $3.6 million before income taxes compared to a loss of $2.1 million in fiscal 1998. The net loss in 1999 includes $722,000 in costs related to the opening of two new stores. No new stores were opened in 1998. Additionally, fiscal 1998 received a net benefit of $1.6 million from unusual items, including a $3.0 million charge for impairment of long-lived assets, a $3.9 million gain from sale of real estate and leasehold interests, and a $686,000 benefit related to refund claims filed for prior year federal income taxes.

Fiscal 1998 Compared to Fiscal 1997

     Net sales for fiscal 1998 decreased 9.8% to $309.1 million from $342.6 million in 1997. The net reduction in sales is primarily attributable to lost sales from stores closed in fiscal 1997 and 1998 ($29.2 million) (see the disclaimer above under "Store Closings") and a comparable store sales decline of 6.1% in continuing stores. Management attributes the decline in comparable store sales to several factors including lower inventory levels related to the Company's efforts to increase margins and improve inventory turnover rates, reduced advertising expenditures and increased competition. Additionally, the relatively soft market in 1998 for footwear and golf equipment, as well as a weak Christmas selling season in the sporting goods industry, further contributed to the decline in sales.

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

     The Company recorded an impairment loss of $3.0 million in fiscal 1998 related primarily to its megastores in the Los Angeles/Orange County, California area. See "Impairment of Long-Lived Assets."

     The Company had no pre-opening expenses in fiscal 1998 as no new stores were opened. Pre-opening expenses as a percentage of net sales were 0.4% in fiscal 1997. Prior to fiscal 1997, the Company's accounting policy with regard to pre-opening expenses of new stores was that expenses related to stores larger than 25,000 square feet in size (anticipated to be only SuperSports USA megastores) would be deferred and amortized over a one year period subsequent to the store opening. Effective at the beginning of fiscal 1997, the Company changed its policy to require that non-capital expenses related to the opening of new stores, regardless of size, be charged to expense as incurred. Accordingly, the Company took a charge in the first quarter of fiscal 1997 of $1.3 million related to pre-opening expenses of megastores opened in fiscal 1996.

     Store closing provision was a benefit of $499,000 in fiscal 1998 compared to a benefit of $836,000 in 1997. The benefit in both years is related to management's re-evaluation of store closing reserves for lease termination costs, leasehold and other asset writeoffs and other incremental store closing costs. See "Store Closings."

     The major components of miscellaneous income for fiscal 1998 and fiscal 1997 are set out in the table below:

                                                             Fiscal Year
                                                           ----------------
                                                            1998     1997
                                                           -------  -------
                                                            (in thousands)
     Gain on sale of real estate and leasehold interest    $3,914   $5,616
     Fees from foreign licensees                              467    1,199
     Other, net                                              (118)    (769)
                                                           ------   ------
     Total                                                 $4,263   $6,046
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

Seasonality and Quarterly Fluctuations

     The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 1999 and fiscal 1998:

                                                           Fiscal 1999
                                        ------------------------------------------------
                                   First             Second            Third            Fourth
                                  Quarter           Quarter           Quarter           Quarter
                              ----------------  ----------------  ----------------  ---------------
                                                     (dollars in thousands)
Net sales                            $71,374           $76,274           $65,137           $93,707
Gross profit                         $25,162           $26,211           $23,282           $30,265
Gross margin                            35.3%             34.4%             35.7%             32.3%
Operating income (loss)              $   131           $  (309)          $(2,772)          $ 2,330
Operating margin                         0.2%             (0.4%)            (4.3%)             2.5%
Net income (loss)                    $  (497)          $(1,014)          $(3,606)          $ 1,487
Net income (loss) margin                (0.7%)            (1.3%)           (5.5)%              1.6%

                                                           Fiscal 1998
                                        ------------------------------------------------
                                   First            Second            Third             Fourth
                                  Quarter           Quarter          Quarter           Quarter
                              ----------------  ---------------  ----------------  ----------------
                                                    (dollars in thousands)
Net sales                            $72,140           $79,032          $64,312           $93,573
Gross profit                         $25,380           $26,847          $24,079           $29,474
Gross margin                            35.2%             34.0%            37.4%             31.5%
Operating income (loss)              $  (149)          $ 4,094          $(1,704)          $(1,094)
Operating margin                        (0.2%)             5.2%            (2.6%)            (1.2%)
Net income (loss)                    $(1,124)          $ 3,420          $(2,015)          $(1,632)
Net income (loss) margin                (1.6%)             4.3%            (3.1%)            (1.7%)

     During fiscal 1999, 1998 and 1997, 30.6%, 30.3% and 29.7%, respectively, of the Company's sales were generated during the fourth quarter. As a result of the increased sales, the Company's operating results for the fourth quarter generally exceed the operating income for any other quarter during these fiscal years. However, this did not occur in fiscal 1998, primarily as a result of a real estate gain recognized in the second quarter of the year, an impairment loss recorded in the fourth quarter of the year and a disappointing Christmas selling season.

Comparable Store Sales

     The following table sets forth for the fiscal years 1999, 1998 and 1997 certain information regarding the percentage increase (decrease) in comparable store sales for comparable 52 week periods.

                             Fiscal 1999
     ---------------------------------------------------
      First     Second      Third      Fourth               Fiscal     Fiscal
     Quarter    Quarter    Quarter     Quarter     Year      1998       1997
    ---------  ---------  ---------   ---------  -------- ----------  ---------
      0.0%       (1.5)%      3.5%        1.7%      0.9%      (6.1)%     (3.7)%

     Management attributes the increase in comparable store sales to several factors including improved performance in footwear in stores where high impact shoe departments have been installed. However, these increases were partially offset by unusually warm winter weather which adversely affected the sales in the ski and apparel areas.

Liquidity and Capital Resources

     In fiscal 1999, operating activities used cash totaling $4.3 million. The primary uses of cash were increases in inventories of $7.2 million and a decrease in trade accounts payable of $3.4 million. These uses were partially offset by an increase in accrued liabilities of $5.5 million. Investing activities used cash of $4.5 million due to the purchase of $6.6 million of property, plant and equipment which were offset by developer provided funds of $2.0 million. Financing activities provided $8.8 million, mainly through utilization of the Company's credit facility.

     Merchandise inventories increased 9.3%, to $94.2 million at the end of fiscal 1999 from $86.2 million at the end of fiscal 1998. With the transition to a new merchandise management system now completed, the Company expects the system to improve inventory productivity and inventory should decrease.

     Additions to property, plant and equipment were $6.6 million in fiscal 1999. The Company opened two new stores during the year and expenditures related to these openings were approximately $1.6 million. Approximately $2.3 million was used for computer hardware and software, including expenditures for new merchandising systems software, network upgrades and store radio frequency installation. About $2.7 million was used for various store, warehouse and administrative renovation and refurbishment projects including the installation of the high impact shoe departments.

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

In fiscal 1998, the agreement was amended to among other things, reduce interest rates under the agreement and to extend the term of the agreement until August 31, 2001. As of January 29, 2000, the Company was in breach of two of its financial covenants, but has subsequently obtained a waiver from CIT and is no longer in breach of any covenants.

     The Company's primary source of liquidity in fiscal 1999 was the Company's credit facility, under which average borrowings during the year were $37.9 million. Because of the seasonal nature of its business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility is typically highest in November and reached $56.1 million in November 1999. At January 29, 2000, the Company had recorded debt with respect to its credit facility of $37 million and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $582,000.

     The Company believes that its existing revolving credit facilities together with cash flow from operations will be adequate to meet anticipated capital needs, including seasonal financing needs for fiscal 2000.

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

Disclosure Regarding Forward-Looking Statements

     The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein regarding expected direct store profits, returns on investment, estimated operating costs, comparable store sales, planned capital expenditures, store openings and closings, the Company's financial position, business strategy and other plans and objectives for future operations (typically using words and phrases such as "expect," "plan," "forecast," "anticipate," "should approximate," "believe," "intend" or similar expressions), are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including: the Company's ability to manage its expansion efforts in existing and new markets, availability of suitable new store locations at acceptable terms, levels of discretionary consumer spending, availability of merchandise to meet fluctuating consumer demands, customer response to the Company's merchandise offerings, fluctuating sales margins, increasing competition in sporting goods and apparel retailing, the results of financing efforts and financial market conditions. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 29, 2000 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                                                                                                 Page
(a)    1.  Financial Statements                                                                Reference
           --------------------                                                                ---------
       Report of Independent Certified Public Accountants.................................            23
       Consolidated balance sheets at January 29, 2000 and January 30, 1999                           25
       Consolidated statements of operations for the years ended January 29, 2000,
       January 30, 1999, and January 31, 1998.............................................            26
       Consolidated statement of stockholders' equity for the years ended
       January 31, 1998, January 30, 1999, and January 29, 2000...........................            27
       Consolidated statements of cash flows for the years ended January 29, 2000,
       January 30, 1999, and January 31, 1998.............................................            28
       Notes to consolidated financial statements.........................................            29
       Selected quarterly financial data..................................................            45

       2.  Financial Statement Schedules
           -----------------------------

       Schedule II - Allowance for Doubtful Receivables - Years ended
       January 29, 2000, January 30, 1999, and January 31, 1998...........................            46

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3.  List of Exhibits
         ----------------

     See index to exhibits immediately following the signature page.

     The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to Steven Martin, Oshman's Sporting Goods, Inc., P.O. Box 230234, Houston, Texas 77223-0234.

(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended January 29, 2000.

              Report of Independent Certified Public Accountants
              --------------------------------------------------

Board of Directors and Stockholders
Oshman's Sporting Goods, Inc.

     We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

   We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended January 29, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


Houston, Texas
March 15, 2000

                Oshman's Sporting Goods, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                    January 29, 2000 and January 30, 1999
                            (Dollars in thousands)

                         ASSETS                          1999       1998
                                                       --------   --------
CURRENT ASSETS
 Cash and cash equivalents                             $    321   $    356
 Accounts receivable, less allowance of $88 in 2000
   and in 1999                                            1,750      1,496
 Merchandise inventories                                 94,157     86,184
 Prepaid expenses and other                                 466      2,453
                                                       --------   --------

     Total current assets                                96,694     90,489

PROPERTY, PLANT AND EQUIPMENT - AT COST                  87,103     87,262
 Less accumulated depreciation and amortization          51,140     52,014
                                                       --------   --------

                                                         35,963     35,248
OTHER ASSETS                                                  8        267
                                                       --------   --------

                                                       $132,665   $126,004
                                                       ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations           $     58   $      -
 Trade accounts payable                                  30,094     33,478
 Accrued liabilities                                     20,998     15,919
 Store closing reserve                                    1,044      1,022
                                                       --------   --------

     Total current liabilities                           52,194     50,419

LONG-TERM OBLIGATIONS                                    37,463     28,679

OTHER NONCURRENT LIABILITIES                              6,643      6,911

STOCKHOLDERS' EQUITY
 Common stock                                             5,830      5,830
 Additional capital                                       4,210      4,210
 Retained earnings                                       26,346     29,976
   Less:  Treasury stock, at cost                           (21)       (21)
                                                       --------   --------

                                                         36,365     39,995
                                                       --------   --------

                                                       $132,665   $126,004
                                                       ========   ========

See notes to consolidated financial statements.

                Oshman's Sporting Goods, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years ended January 29, 2000, January 30, 1999 and January 31, 1998
               (Dollars in thousands, except per share amounts)

                                                         1999       1998       1997
                                                       ---------  ---------  ---------
Net sales                                              $306,492   $309,057   $342,609

Cost of goods sold                                      201,572    203,277    224,620
                                                       --------   --------   --------
   Gross profit                                         104,920    105,780    117,989

Operating expenses
 Selling and administrative expenses                    105,140    106,396    117,264
 Pre-opening expenses                                       722          -      1,525
 Impairment of long-lived assets                              -      3,000          -
 Store closing provision                                      -       (499)      (836)
 Miscellaneous income                                      (322)    (4,263)    (6,046)
                                                       --------   --------   --------

     Operating income (loss)                               (620)     1,146      6,082

Interest expense, net                                     3,011      3,241      3,711
                                                       --------   --------   --------

(Loss) earnings before income taxes                      (3,631)    (2,095)     2,371

Income tax benefit                                           (1)      (744)    (4,001)
                                                       --------   --------   --------
 (Loss) earnings before cumulative effect of change
   in accounting principle                               (3,630)    (1,351)     6,372

Cumulative effect of change in accounting principle
for pre-opening expenses                                      -          -     (1,299)
                                                       --------   --------   --------

     NET (LOSS) EARNINGS                               $ (3,630)  $ (1,351)  $  5,073
                                                       ========   ========   ========
(Loss) earnings per share
 (Loss) earnings before cumulative effect of change
   in accounting principle
   Basic (loss) earnings per share                     $   (.62)  $   (.23)  $   1.09
   Diluted (loss) earnings per share                   $   (.62)  $   (.23)  $   1.07
 Cumulative effect to February 2, 1997 of change
   in accounting principle for pre-opening expenses
   Basic (loss) earnings per share                     $      -   $      -   $   (.22)
   Diluted (loss) earnings per share                   $      -   $      -   $   (.22)
 Net (loss) earnings per share
   Basic (loss) earnings per share                     $   (.62)  $   (.23)  $    .87
   Diluted (loss) earnings per share                   $   (.62)  $   (.23)  $    .85

                Oshman's Sporting Goods, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      Years ended January 31, 1998, January 30, 1999 and January 29, 2000
                                (In thousands)

                                Common stock   Treasury   Additional  Retained
                               --------------
                               Shares  Amount    stock     capital    Earnings
                               ------  ------  ---------  ----------  ---------
Balance at February 1, 1997     5,830  $5,830    $   (21)     $4,068   $26,254
Compensation under stock
 option and stock bonus
 plans                              -       -         -          109         -
Net earnings for the year           -       -         -            -     5,073
                                -----  ------    ------       ------   -------
Balance at January 31, 1998     5,830   5,830       (21)       4,177    31,327
Compensation under stock
 option and stock bonus
 plans                              -       -         -           33         -
Net loss for the year               -       -         -            -    (1,351)
                                -----  ------    ------       ------   -------
Balance at January 30, 1999     5,830   5,830       (21)       4,210    29,976
Net loss for the year               -       -         -            -    (3,630)
                                -----  ------    ------       ------  --------
Balance at January 29, 2000     5,830  $5,830    $  (21)      $4,210  $ 26,346
                                =====  ======    ======       ======  ========

See notes to consolidated financial statements.

                Oshman's Sporting Goods, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years ended January 29, 2000, January 30, 1999 and January 31, 1998
                            (Dollars in thousands)

                                                                       1999           1998          1997
                                                                     ---------      ---------     --------
Cash flows of operating activities
 Net (loss) earnings                                                 $ (3,630)      $ (1,351)     $  5,073
 Adjustments to reconcile net cash provided (used)
   by operating activities
   Depreciation and amortization                                        6,340          7,181         7,180
   Cumulative effect of change in accounting principle for
     pre-opening costs                                                      -              -         1,299
   Charge to reserve for store closings                                (1,410)        (1,857)       (2,443)
   (Recovery) provision for losses on store closings, net                   -           (499)         (836)
   Stock option and bonus plan expense, net of stock
     retained for income taxes                                              -             33           109
   Loss (gain) on disposition of fixed assets                             191             60           (30)
   Amortization of deferred rental allowance                             (495)          (458)         (344)
   Gain on disposition of real estate and leaseholds                        -         (3,859)       (5,616)
   Recording impairment of long-lived assets                                -          3,000             -
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                          (254)           233         2,042
     (Increase) decrease in merchandise inventories                    (7,156)        13,352         7,311
     (Increase) in prepaid expenses and other                             (29)           (61)       (2,476)
     Decrease in other assets                                             187              2             -
     (Decrease) in trade accounts payable                              (3,384)        (8,889)       (3,337)
     Increase (decrease) in accrued liabilities                         5,458         (1,009)         (947)
     (Decrease) increase in other noncurrent liabilities                  (90)           382         1,774
     (Decrease) in income taxes                                           (62)          (167)       (4,456)
                                                                     --------        -------      --------
       Net cash (used) provided by operating activities                (4,334)         6,093         4,303
Cash flows of investing activities
 Proceeds from disposition of fixed assets                                  -          4,197         8,527
 Purchase of property, plant and equipment                             (6,631)        (2,976)      (10,047)
 Proceeds from note receivable                                             72             73            45
 Proceeds from landlords                                                2,016            446         3,752
                                                                      -------        -------      --------
       Net cash (used) provided by investing activities                (4,543)         1,740         2,277
Cash flows of financing activities
 Proceeds from issuance of long-term obligations                          546              -             -
 Payments of long-term obligations                                        (24)        (3,527)       (1,293)
 Proceeds (payments) from revolving credit facility, net                8,320         (4,313)       (5,361)
                                                                     --------        -------      --------
       Net cash (used) provided by financing activities                 8,842         (7,840)       (6,654)
                                                                     --------        -------      --------
Net (decrease) in cash and cash equivalents                               (35)            (7)          (74)
Cash and cash equivalents at beginning of period                          356            363           437
                                                                     --------        -------      --------
Cash and cash equivalents at end of period                           $    321        $   356      $    363
                                                                     ========        =======      ========
Supplemental disclosures of cash flow information
 Cash paid (received) during the year for
   Income taxes                                                      $     26        $  (244)     $    147
   Interest expense                                                     2,793          3,134         4,405

See notes to consolidated financial statements.

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 GENERAL BUSINESS
 ----------------

     Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores. As of January 29, 2000, the Company operated 42 SuperSports USA stores, 37 of which are megastores and 5 of which are mini-SuperSports USA stores, and 15 traditional stores. Sales in Texas and California accounted for 57% and 14% of retail sales. The majority of the Company's sales are either cash or through major national credit cards.

 1. Fiscal Year
    -----------

 The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 1999, 1998, and 1997 ended on January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

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

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

 6. Property, Plant and Equipment
    -----------------------------

 The Company applies SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount for the asset to its estimated fair value. Impairment charges of $3,000,000 were taken in 1998 to reduce the carrying value of certain leasehold improvements and fixtures to their estimated realizable value.

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

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

 10.  Pre-opening Expense
      -------------------

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

 11.  Advertising Costs
      -----------------

 Advertising costs consist principally of newspaper and television advertisements and are recorded net of any advertising incentives earned from vendors. Advertising costs were $9,990,000, $11,376,000 and $14,280,000 in
 1999, 1998 and 1997.

 12.  Store Closing Provision
      -----------------------

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

 13.  Earnings Per Share
      ------------------

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

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

 14. Reclassifications
     -----------------

 Certain amounts in prior financial statements have been reclassified to conform to the 1999 financial statement presentation.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

 The cost of property, plant and equipment at the end of the year consists of the following:

                                                     1999     1998
                                                    -------  -------
                                                     (In thousands)
     Furniture, fixtures and equipment              $54,013  $54,278
     Leasehold improvements                          28,741   28,584
     Buildings                                        2,000    2,000
     Land                                             1,876    1,876
     Leasehold improvements under capital leases        473      524
                                                    -------  -------
                                                    $87,103  $87,262
                                                    =======  =======

NOTE C - NOTE RECEIVABLE

 The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of 1999 and 1998, the balance of the note was $255,000 and $327,000, respectively. The note is payable in bi-weekly installments of approximately $2,768 with the remainder due September 2000.
 The note is collateralized by life insurance and Company stock options.

NOTE D - LONG-TERM OBLIGATIONS

 Long-term obligations at the end of the year consist of the following:

                                                             1999        1998
                                                             ----        ----
                                                             (In thousands)

   Revolving credit facility due August 31, 2001, interest
     payable monthly, collateralized by inventory, accounts
     receivable and real estate                             $36,998     $28,679

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE D - LONG-TERM OBLIGATIONS - Continued

                                                              1999     1998
                                                            -------  -------
                                                             (In thousands)

 Capitalized lease obligations, interest at an average rate
   of 10.6%, maturing at various dates through 2007             523        0
                                                            -------  -------
                                                             37,521   28,679
  Less current maturities                                        58        0
                                                            -------  -------
                                                            $37,463  $28,679
                                                            =======  =======

Following are maturities of long-term obligations for each of the next five years and thereafter:

       Fiscal year                                     Amount
       -----------                                     ------
                                                   (In thousands)
          2000                                         $    58
          2001                                          37,063
          2002                                              72
          2003                                              80
          2004                                              88
         Thereafter                                        160
                                                       -------
                                                       $37,521
                                                       =======


The Company has an agreement providing for a revolving credit facility with the CIT Group/Business Credit, Inc. (CIT). Advances under the facility are based on a borrowing base formula and subject to certain loan restrictions, and the facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends. During 1998, CIT amended one ratio covenant to exclude the impairment losses so that the Company would be in compliance. The Company was in compliance with all other financial covenants at the end of 1998. As of January 29, 2000, the Company is in breach of two of the financial covenants, but has subsequently obtained a waiver from CIT and is no longer in breach of any covenants. Currently, the revolving line of credit is $65,000,000, with a seasonal increase to $80,000,000 during the period from mid-September through mid-December each year. In addition, the Company may, at its option, increase the line of credit by an additional $5,000,000.

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE D - LONG-TERM OBLIGATIONS - Continued

 Advances under the credit facility bear interest at the prime rate (8.5% at January 29, 2000) and any unused borrowing capacity is subject to a line of credit fee of .25%. The Company may, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 5.84% to 6.17% at January 29, 2000) plus 2.125%. The credit facility expires August 31, 2001.

 At the end of 1999 and 1998, outstanding letters of credit were $582,000 and $1,138,000, respectively.

NOTE E - INCOME TAXES

 The Company's tax expense (benefit) consisted of the following:

                                 1999      1998       1997
                                ------    ------    ---------
                                      (In thousands)
   Current
     Federal                    $  18     $(686)     $(4,142)
     Foreign                       35        43           78
     State                          4         2           19
   Deferred
     State                        (58)     (103)          44
                                -----     -----      -------
                                $  (1)    $(744)     $(4,001)
                                =====     =====      =======

 A reconciliation of income tax benefits on net earnings (losses) before income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                                   1999      1998      1997
                                                 ---------  -------  ---------
                                                         (In thousands)

      Income tax benefit at statutory
          rate                                    $(1,235)   $(712)   $   806
      Increases (reductions)
          Change in valuation allowance
             Current year operations                1,256      593       (851)
             Net operating loss carryback               -     (507)    (2,489)
          Carryback of net operating loss to
          periods for which tax rates exceed
          current rate                                  -     (179)    (1,652)
      Other items - net                               (22)      61        185
                                                  -------    -----    -------
             Income tax benefit                   $    (1)   $(744)   $(4,001)
                                                  =======    =====    =======

                 Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE E - INCOME TAXES - Continued

 Deferred tax assets and liabilities consist of the following:

                                                       January 29, 2000        January 30, 1999
                                                      -------------------     -------------------
                                                      Current   Long-Term     Current   Long-Term
                                                      -------   ---------     -------   ---------
                                                        (In thousands)             (In thousands)
     Assets
     ------
          Accrued expenses                              $ 379     $   645      $  271     $   471
          Lease incentives                                167       1,851         158       1,892
          Store closing reserves                          355           -         917           -
          Net operating loss carryforward                   -       9,112           -       9,142
          Business tax credits                              -       1,082           -       1,006
                                                        -----     -------      ------     -------
                                                          901      12,690       1,346      12,511

                                                       January 29, 2000          January 30, 1999
                                                      -------------------      -------------------
                                                      Current   Long-Term      Current   Long-Term
                                                      -------   ---------      -------   ---------
                                                        (In thousands)            (In thousands)
     Liabilities
     -----------
          Depreciation of property and equipment        $   -     $ 3,561      $    -     $ 4,727
          Inventory capitalization                        722           -       1,078           -
          State taxes                                       4         132           4         190
          Other                                            50         127          50         127
                                                        -----     -------      ------     -------
                                                          776       3,820       1,132       5,044
                                                        -----     -------      ------     -------
           Net asset before valuation allowance           125       8,870         214       7,467
          Less valuation allowance                       (179)     (9,128)       (268)     (7,783)
                                                        -----     -------      ------     -------
           NET LIABILITY                                $  54     $   258      $   54     $   316
                                                        =====     =======      ======     =======

 In 1998, the Company recorded federal income tax refunds of $686,000, of which $219,000 plus interest of $3,000 was received by year-end, resulting from the application of net operating loss carrybacks.

     In the third quarter of fiscal 1995, the Company received federal income tax refunds of $4,142,000 plus interest of $662,000 resulting from the application of net operating loss carrybacks. These amounts resulted in tax benefits recordable in the Company's statement of operations due to the expiration of the statute of limitations for review of the refunds during 1997. Approximately $179,000 and $1,652,000 of the tax refunds in 1998 and 1997 relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% federal income tax rate.

                 Oshman's Sporting Goods, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 29, 2000, January 30, 1999
                              and January 31, 1998

NOTE E - INCOME TAXES - Continued

 Deferred tax assets were reduced by valuation allowances of $9,307,000 and $8,051,000 at January 29, 2000 and January 30, 1999, respectively. Due to the operating loss carryforwards generated during fiscal 1999 from the Company's continuing operations, management believes that uncertainties exist such that it cannot be considered more likely than not that the Company's deferred tax assets will be realized in the future and therefore have recorded a valuation allowance against existing net deferred tax assets. In 1999, the Company increased its valuation allowance by $1,256,000 due to net deferred tax assets generated during the year.

 The Company has net operating loss carryforwards of approximately $26,800,000. The carryforwards expire as follows:

          Expiration                         Amount
          ----------                         ------
                                          (In thousands)
             2010                            $ 2,980
             2011                              2,375
             2012                             12,159
             2013                              6,161
             2019                              3,125
                                             -------
                                             $26,800
                                             =======

 Additionally, the Company has foreign tax credit carryforwards of $246,000 expiring from 2000 to 2005, job tax credit carryforwards of $748,000 expiring from 2008 to 2011 and alternative minimum tax credit carryforwards of $246,000.

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

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

 Future minimum rental payments under operating leases at the end of 1999 are as follows:

     Fiscal year                                         Amount
     -----------                                       ----------
                                                     (In thousands)
        2000                                            $ 17,967
        2001                                              18,341
        2002                                              18,144
        2003                                              17,460
        2004                                              16,304
     Thereafter to 2019                                  148,347

  Minimum payments have not been reduced by minimum sublease rental income of $9,178,000 due in the future under noncancelable subleases.

  Total rental expense entering into the determination of net earnings (loss) is as follows:

                                               1999     1998     1997
                                              -------  -------  -------
                                                   (In thousands)
  Leased facilities
    Minimum rentals                           $18,478  $18,862  $18,550
    Contingent rentals (based on a
      percentage of sales)                        856    1,003    1,525
                                              -------  -------  -------
                                               19,334   19,865   20,075
  Other rentals                                   384      394      425
                                              -------  -------  -------
                                              $19,718  $20,259  $20,500
                                              =======  =======  =======

 Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $399,000 through November, 2003.

 Profit Sharing Plan
 -------------------

     The Company and its subsidiaries participate in a discretionary employee profit sharing plan. The Plan is a 401(k) Retirement Savings Plan covering substantially all employees. Under the Plan, participating employees can allocate up to 15% of their salary. The Company may make discretionary contributions to the Plan. The Company made no contributions to the Plan in 1999, 1998 or 1997.

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

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

 Deferred Compensation Agreement
 -------------------------------

     The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $151,515 after he attains age 65. Payments began in 1998 and will continue for an additional eight years. This agreement amended a previous deferred compensation agreement between the Company and the executive officer, which was funded by a purchased life insurance policy on the life of the executive. As part of the revised agreement, the Company cancelled the life insurance policy for the full cash value at the time of cancellation. If the executive dies before all payments are made, the remaining payments will be made to his designated beneficiary under the same payment schedule.

 Litigation
 ----------

     Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.

NOTE G - STOCKHOLDERS' EQUITY

 Capital Stock
 -------------

     Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. Common stock shares issued were 5,830,000 and shares outstanding were 5,827,000 at the end of 1999, 1998, and 1997.

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

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

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

     The 1994 Omnibus Plan replaces the Company's 1991 Stock Option Plan, 1986 Stock Option Plan and 1986 Stock Bonus Plan. However, currently outstanding options and grants under those plans will continue to exist until they vest and are exercised or expire. No awards are outstanding under the 1986 Stock Bonus Plan or the 1991 Stock Option Plan at year end.

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

 Restricted Stock Award
 ----------------------

     The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. The grantee has no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee is 100% vested in restricted shares. Restrictions on the stock end upon retirement or in the event of death or disability of the grantee, termination by grantee following a change in control of the Company, termination of grantee by the Company without cause and termination by grantee for good reason. Additionally, the grant provides that the Company will pay the grantee the

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE G - STOCKHOLDERS' EQUITY - Continued

     federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $0, $39,000 and $98,000 in 1999, 1998, and 1997, respectively.

 FASB Statement 123 Disclosure
 -----------------------------

     The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1999      1998      1997
                                          --------  ---------  -------
   Net (loss) income
     As reported                          $(3,630)   $(1,351)   $5,073
     Pro forma                             (3,917)    (1,438)    4,806
   Earnings (loss) per share - basic
     As reported                             (.62)      (.23)      .87
     Pro forma                               (.67)      (.25)      .82
   Earnings (loss) per share - diluted
     As reported                             (.62)      (.23)      .85
     Pro forma                               (.67)      (.25)      .80

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1999, 1998 and 1997:

                                  1999        1998       1997
                               ----------  ----------  --------
   Expected volatility           60.28%      55.69%     56.10%
   Risk free rate                 6.05%       5.65%      5.76%
   Expected life of options       7.5 years   7.5 years    6 years
   Expected dividend yield        0.00%       0.00%      0.00%

                 Oshman's Sporting Goods, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 29, 2000, January 30, 1999
                              and January 31, 1998


NOTE G - STOCKHOLDERS' EQUITY - Continued

     A summary of the Company's stock options and warrants of 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                 1999                               1998                         1997
                                            Weighted-average                   Weighted-average             Weighted average
                               Shares        exercise price        Shares       exercise price     Shares    exercise price
                               ------       ----------------       ------       --------------     -------   --------------
   Outstanding at
     beginning of year         611,150            $4.42            586,650           $5.04         511,450       $5.38

   Granted                      57,000             2.12            317,000            5.57         299,250        4.60

   Forfeited                    35,500             4.80            290,000            6.92         224,050        5.80

   Expired                           -                -              2,500            6.75               -           -
                               -------                             -------                         -------
   Outstanding at
     end of year               632,650             4.19            611,150            4.42         586,650        5.04
                               =======                             =======                         =======
   Options exercisable
      at end of year            37,000             5.76             38,166            5.94         278,833        7.06
                               =======                             =======                         =======

 The weighted-average fair value of compensatory options granted during 1999, 1998 and 1997 was $1.45, $4.02 and $3.29 per option.

 The following table summarizes information about options and warrants outstanding at January 29, 2000:

                                   Options/awards outstanding                     Options exercisable
                       -------------------------------------------------    ------------------------------
                                     Weighted-average
       Range of           Number         remaining      Weighted-average       Number     Weighted-average
     exercise prices   outstanding   contractual life   exercise price      outstanding    exercise price
     ---------------   -----------   ----------------   ----------------    -----------   ----------------
        $0 - $1          100,000        unlimited              -                  -              -
        $2 - $3           57,000       9.61 years           2.12              2,000           2.68
     $4.50 - $6.00       455,650       7.86 years           5.24             25,000           5.64
     $6.01 - $7.63        20,000       6.06 years           7.16             10,000           6.68
                         -------                                             ------
                         632,650                                             37,000
                         =======                                             ======

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 29, 2000, January 30, 1999
                             and January 31, 1998

NOTE H - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing earnings per share
     (EPS) and the weighted average number of shares of dilutive potential common stock.

                                                  1999       1998      1997
                                                ---------  ---------  ------
                                                       (In thousands)

   Net (loss) earnings                           $(3,630)   $(1,351)  $5,073
                                                 =======    =======   ======
   Weighted average common shares used
       In basic EPS                                5,830      5,830    5,830
          Effect of dilutive securities:
                 Stock Options                         -          -      110
                                                 -------    -------   ------
   Weighted average common and potential
     dilutive common shares used in dilutive
     EPS                                           5,830      5,830    5,940
                                                 =======    =======   ======


NOTE I - STORE CLOSING RESERVE

   The Company has accrued store closing reserves to cover estimated lease costs and other incremental closing costs of stores closed or targeted to close. Management believes that these reserves are adequate.


NOTE J - MISCELLANEOUS INCOME (EXPENSE)

 Miscellaneous income (expense) consist of the following:

                                                   1999       1998      1997
                                                   -----    --------   ------
                                                         (in thousands)
   Gain on sale of real estate and leasehold
     interests, net of commissions                 $   -     $3,914    $5,616
   Fees from foreign licenses                        442        467     1,199
   Other, net                                       (120)      (118)     (769)
                                                   -----     ------    ------
                                                   $ 322     $4,263    $6,046
                                                   =====     ======    ======

                Oshman's Sporting Goods, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     January 29, 2000, January 30, 1999
                             and January 31, 1998


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

                           SUPPLEMENTAL INFORMATION

                Oshman's Sporting Goods, Inc. and Subsidiaries

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (Unaudited)
               Years ended January 29, 2000 and January 30, 1999
                    (In thousands except per share amounts)

                                         First    Second     Third     Fourth
                                        quarter   quarter   quarter   quarter
                                       --------- --------- --------- ----------
1999
  Net sales                             $71,374   $76,274   $65,137    $93,707
                                        =======   =======   =======    =======
  Gross profit                          $25,162   $26,211   $23,282    $30,265
                                        =======   =======   =======    =======
  Net earnings (loss)                   $  (497)  $(1,014)  $(3,606)   $ 1,487
                                        =======   =======   =======    =======
  Basic earnings (loss) per share       $  (.09)  $  (.17)  $  (.62)   $   .26
                                        =======   =======   =======    =======
  Diluted earnings (loss) per share     $  (.09)  $  (.17)  $  (.62)   $   .25
                                        =======   =======   =======    =======
1998
  Net sales                             $72,140   $79,032   $64,312    $93,573
                                        =======   =======   =======    =======
  Gross profit                          $25,380   $26,847   $24,079    $29,474
                                        =======   =======   =======    =======
  Net earnings (loss)                   $(1,124)  $ 3,420   $(2,015)   $(1,632)
                                        =======   =======   =======    =======
  Basic earnings (loss) per share       $  (.19)  $   .59   $  (.35)   $  (.27)
                                        =======   =======   =======    =======
  Diluted earnings (loss) per share     $  (.19)  $   .57   $  (.35)   $  (.27)
                                        =======   =======   =======    =======

                                                                     Schedule II

                Oshman's Sporting Goods, Inc. and Subsidiaries

                      ALLOWANCE FOR DOUBTFUL RECEIVABLES
                Years ended January 29, 2000, January 30, 1999
                             and January 31, 1998
                                (In thousands)



          Column A            Column B    Column C      Column D      Column E
          --------           ----------  ----------  --------------  ----------
                             Balance at  Additions                   Balance at
                             beginning   charged to                    end of
         Description         of period    expense    Deductions (A)    period
         -----------         ----------  ----------  --------------  ----------


Year ended January 29, 2000     $ 88       $    -        $     -         $ 88

Year ended January 30, 1999     $130       $    -        $    42         $ 88

Year ended January 31, 1998     $255       $    -        $   125         $130

(A)  Receivables charged off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OSHMAN'S SPORTING GOODS, INC.


                                  By:   /s/ Steven Martin
                                     ------------------------------------------
                                  Name:  Steven Martin
                                  Title: Senior Vice President, Chief Financial
                                         Officer

Date: April 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ Marilyn Oshman                    /s/ Alvin N. Lubetkin
----------------------------------    ----------------------------------------
Marilyn Oshman                        Alvin N. Lubetkin
Chairman of the Board of Directors    Vice Chairman of the Board of Directors,
                                      Chief Executive Officer, President
                                      (Principal Executive Officer) and
                                      Director


  /s/ Marvin Aronowitz                  /s/ Margaret A. Gilliam
----------------------------------    ----------------------------------------
Marvin Aronowitz                      Margaret A. Gilliam
Director                              Director


  /s/ Dolph B.H. Simon                  /s/ Steven Martin
----------------------------------    ----------------------------------------
Dolph B.H. Simon                      Steven Martin
Director                              Senior Vice President, Chief Financial
                                      Officer (Principal Accounting and
                                      Financial Officer)


  /s/ William M. Hitchcock              /s/ Karen Desenberg
----------------------------------    ----------------------------------------
William M. Hitchcock                  Karen Desenberg
Director                              Director

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

4.1(c)    Amendment dated December 16, 1998 to the Financing Agreement (filed as
          Exhibit 4.1(c) to the Company's 10-K for the fiscal year ended January 30, 1999 (the "1999 10-K") and incorporated herein by reference).

4.1(d)    Amendment dated December 28, 1998 to the Financing Agreement (filed as
          Exhibit 4.1(d) to the 1999 10-K and incorporated herein by reference).

4.1(e)    Amendment dated March 5, 1999 to the Financing Agreement (filed as
          Exhibit 4.1(e) to the 1999 10-K and incorporated herein by reference).

4.1(f)    Amendment dated April 29, 1999 to the Financing Agreement (filed as
          Exhibit 4.1(f) to the Company's 1999 Form 10-Q for the quarterly period ended May 1, 1999 and incorporated herein by reference).

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

10.2(a)  *  Amendment to Deferred Compensation Agreement between the Company and
            Alvin N. Lubetkin, dated December 31, 1998 (filed as Exhibit 10.2(a) to the 1999 10-K and incorporated herein by reference).

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

10.14    *  Repricing Stock Option Agreement Under the 1994 Omnibus Plan between the Company and Alvin N. Lubetkin, dated April 9, 1998 (filed as
            Exhibit 10.14 to the 1999 10-K and incorporated herein by reference).

21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 1999 10-K and incorporated herein by reference).

23.1     +  Consent of Grant Thornton LLP.

27.1     +  Financial data schedule.

____
*  Management contract or compensatory plan or arrangement.
+  Filed herewith.