Form 10-Q
period 2000-04-29
OSHMANS SPORTING GOODS INC
filed 2000-06-09
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2000

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

Yes    X        No_____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value                          5,763,249
     ----------------------------------                       ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               APRIL 29, 2000, JANUARY 29, 2000 AND MAY 1, 1999
                                (IN THOUSANDS)

                                                               APRIL 29,               JANUARY 29,                 MAY 1,
                                                                 2000                     2000                      1999
                                                            -------------           --------------             -------------
                                                              (UNAUDITED)                                        (UNAUDITED)
                          ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                           224                      321                      337
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $88 APR 00, JAN 00 AND MAY 99                                   1,682                    1,750                    1,007
  MERCHANDISE INVENTORIES                                          92,378                   94,157                   96,258
  PREPAID EXPENSES AND OTHER                                        1,412                      466                    2,345
                                                           --------------           --------------           --------------
          TOTAL CURRENT ASSETS                                     95,696                   96,694                   99,947

PROPERTY, PLANT AND EQUIPMENT, AT COST                             68,227                   87,103                   88,487
    LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                 34,623                   51,140                   53,133
                                                           --------------           --------------           --------------
          NET PROPERTY, PLANT AND EQUIPMENT                        33,604                   35,963                   35,354

OTHER ASSETS                                                            8                        8                      250
                                                           --------------           --------------           --------------
                                                                  129,308                  132,665                  135,551
                                                           ==============           ==============           ==============
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                          71                       58                       16
  TRADE ACCOUNTS PAYABLE                                           31,071                   30,094                   41,467
  ACCRUED LIABILITIES                                              18,906                   20,998                   15,376
  STORE CLOSING RESERVE                                             1,045                    1,044                      961
                                                           --------------           --------------           --------------
          TOTAL CURRENT LIABILITIES                                51,093                   52,194                   57,820

LONG-TERM OBLIGATIONS                                              24,706                   37,463                   31,074

OTHER NONCURRENT LIABILITIES                                        8,020                    6,643                    7,159

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                      5,830                    5,830                    5,830
  ADDITIONAL CAPITAL                                                4,210                    4,210                    4,210
  RETAINED EARNINGS                                                35,608                   26,346                   29,479
  LESS TREASURY STOCK, AT COST                                       (159)                     (21)                     (21)
                                                           --------------           --------------           --------------
          STOCKHOLDERS' EQUITY                                     45,489                   36,365                   39,498
                                                           --------------           --------------           --------------
                                                                  129,308                  132,665                  135,551
                                                           ==============           ==============           ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE QUARTER ENDED
                        APRIL 29, 2000 AND MAY 1, 1999
                     (in thousands, except per share data)
                                  (UNAUDITED)



                                                         Three Months Ended
                                                           2000        1999
                                                         ---------   ---------

NET SALES                                                $  74,662   $  71,374

COST OF GOODS SOLD                                          48,808      46,212
                                                         ---------   ---------

     GROSS PROFIT                                           25,854      25,162

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                       23,031      24,937
  PRE-OPENING EXPENSES                                         102         303
  STORE CLOSING PROVISION                                      200           -
  MISCELLANEOUS INCOME                                      (6,724)       (209)
                                                         ---------   ---------

     OPERATING INCOME                                        9,245         131

INTEREST EXPENSE, NET                                          641         597
                                                         ---------   ---------

INCOME(LOSS) BEFORE INCOME TAXES AND                         8,604        (466)
  CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO
  COST METHOD OF ACCOUNTING FOR INVENTORY

INCOME TAX EXPENSE                                             314          31
                                                         ---------   ---------

NET INCOME(LOSS) BEFORE CUMULATIVE EFFECT OF                 8,290        (497)
  CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
  FOR INVENTORY

CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST
   METHOD OF ACCOUNTING FOR INVENTORY                          972           0
                                                         ---------   ---------

NET INCOME(LOSS)                                         $   9,262   $    (497)
                                                         =========   =========

EARNINGS(LOSS) PER SHARE
  EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
  FOR INVENTORY
     BASIC EARNINGS(LOSS) PER SHARE                      $    1.42   $    (.09)
                                                         =========   =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $    1.40   $    (.09)
                                                         =========   =========

CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST
  METHOD OF ACCOUNTING FOR INVENTORY
     BASIC EARNINGS(LOSS) PER SHARE                      $     .17   $       -
                                                         =========   =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $     .17   $       -
                                                         =========   =========

    NET EARNINGS(LOSS)
     BASIC EARNINGS(LOSS) PER SHARE                      $    1.59   $    (.09)
                                                         =========   =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $    1.57   $    (.09)
                                                         =========   =========

    WEIGHTED AVERAGE SHARES OUTSTANDING                      5,814       5,827
    DILUTIVE EFFECT OF STOCK OPTIONS                           102           -
                                                         ---------   ---------
     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             5,916       5,827
                                                         =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 29, 2000 AND MAY 1, 1999
                                (in thousands)
                                  (UNAUDITED)

                                                                                                      2000         1999
                                                                                                   ----------    ---------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME(LOSS)                                                                                    $ 9,262       $ (497)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                                       1,496        1,632
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INVENTORY                                              (972)           -
    CHARGE TO RESERVE FOR STORE CLOSINGS, NET OF DEPRECIATION
      AND AMORTIZATION                                                                                   (258)        (279)
    PROVISION FOR LOSSES ON STORE CLOSINGS                                                                200            -
    GAIN ON DISPOSITION OF REAL ESTATE AND FIXED ASSETS                                                (6,561)           -
    ASSET RETIREMENTS OFFSET BY MOVING ALLOWANCE                                                          298            -
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                                           (139)         (45)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE                                                                      68          489
      DECREASE(INCREASE) IN MERCHANDISE INVENTORIES                                                     2,789       (9,867)
      INCREASE IN PREPAID EXPENSES AND OTHER                                                           (2,221)        (800)
      INCREASE IN TRADE ACCOUNTS PAYABLE                                                                  977        7,989
      DECREASE IN ACCRUED LIABILITIES                                                                  (2,484)        (581)
      INCREASE IN DEFERRED RENTAL ALLOWANCE                                                             1,612          320
      INCREASE IN INCOME TAXES                                                                            296           11
                                                                                                   ----------    ---------
        NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                                                 4,363       (1,628)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                                    7,743            -
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                              (596)      (1,727)
  PROCEEDS FROM NOTE RECEIVABLE                                                                            17           17
  PROCEEDS FROM LANDLORDS                                                                               1,258          908
                                                                                                   ----------    ---------
        NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                                                 8,422         (802)

CASH FLOWS OF FINANCING ACTIVITIES:
  ACQUISITION OF TREASURY STOCK                                                                          (138)           -
  PROCEEDS FROM LONG-TERM OBLIGATIONS                                                                      38          148
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                                       (14)          (5)
  (PAYMENTS)PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                              (12,768)       2,268
                                                                                                   ----------    ---------
        NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES                                               (12,882)       2,411

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (97)         (19)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          321          356
                                                                                                   ----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $   224       $  337
                                                                                                   ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR
          INCOME TAXES                                                                                $     1       $    2
          INTEREST                                                                                        560          700

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        APRIL 29, 2000 AND MAY 1, 1999
                                  (UNAUDITED)


NOTE A

The financial statements are condensed and should be read in conjunction with the 1999 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the three months ended April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B

In fiscal 2000, the Company changed its method of accounting for inventory from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this change was an increase in the inventory value of $972,000. It is not possible to determine the effect of the change on income in any previously reported fiscal periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                                              Percentage of Net Sales
                                                                                           -------------------------------
                                                                                                     1st Quarter
                                                                                           -------------------------------
                                                                                              2000                1999
                                                                                           -----------        ------------
Net sales                                                                                     100.0               100.0
Cost of goods sold                                                                             65.4                64.7
                                                                                           --------              ------
     Gross profit                                                                              34.6                35.3
Operating expenses
     Selling and administrative expenses                                                       30.8                34.9
     Pre-opening expenses                                                                        .1                  .4
     Store closing provision                                                                     .3                  --
     Miscellaneous income                                                                      (9.0)               ( .3)
                                                                                           --------              ------
          Operating income                                                                     12.4                  .2
Interest expense, net                                                                            .9                  .8
                                                                                           --------              ------
Income (loss) before income taxes and
     cumulative effect of change in
     accounting method for inventory                                                           11.5                 (.7)

Income taxes                                                                                     .4                  --
                                                                                           --------              ------
Income (loss) before cumulative effect of
     change in accounting method for
     inventory                                                                                 11.1                 (.7)
                                                                                           --------              ------

Cumulative effect of change in accounting
     method for inventory                                                                       1.3                  --
                                                                                           --------              ------

Net income (loss)                                                                              12.4                 (.7)
                                                                                            =======       =============


Net sales for the first quarter of fiscal 2000 increased 4.6% to $74.7 million from $71.4 million in the same period last year, while comparable store sales increased by approximately 8.4%. The overall increase in sales was less than the comparable store increase because the loss of sales from locations closed in 1999 and the first quarter of 2000 was greater than incremental sales from the two stores opened during 1999. Net sales in the last half of the first quarter of fiscal 1999 were negatively impacted by certain out of stock conditions attributable to the start-up of the Company's new merchandise information system, which went on-line March 1, 1999. These problems have been addressed, and their resolution helped spur the increased comparable store sales that the Company has experienced.

Cost of goods sold as a percentage of net sales was 65.4% in the first quarter of fiscal 2000 compared to 64.7% in the same period of fiscal 1999. This increase was due to a number of factors including a lower of cost or market adjustment and a slightly higher shrink accrual percentage.

Selling and administrative expenses as a percentage of net sales were 30.8% for the first quarter of fiscal 2000 compared to 34.9% in 1999. The decrease in selling and administrative expenses as a percentage of sales in fiscal 2000 is primarily due to increased sales along with reduced payroll costs and reduced advertising expenses. A portion of the decrease in payroll is due to payroll in stores closed in 1999 and the first quarter of 2000 exceeding payroll in the two new stores opened in 1999. However, the majority of the cuts in payroll related to planned reductions in the payrolls of on-going stores.

Pre-opening expenses of $102,000 in the first quarter of fiscal 2000 are primarily related to the move of an existing SuperSports USA megastore to a new location. The pre-opening expenses of $303,000 for the same period in 1999 related to the opening of a new SuperSports USA megastore in the first quarter of that year.

Miscellaneous income was $6.7 million in the first quarter of fiscal 2000 compared to $209,000 in 1999. In the first quarter of 2000, the Company sold an owned property in Los Angeles, California and recorded a gain on the sale of $6.8 million. In addition to this sale, the Company wrote off approximately $268,000 of assets that are no longer in use. The remainder of the miscellaneous income recorded in the first quarter of 2000 along with the first quarter income for 1999 is related primarily to fees from foreign licensees.

In the first quarter of 2000, the Company recorded $200,000 of additional reserves for closing stores. No such adjustment was made in 1999.

Net interest expense increased slightly to $641,000 in the first quarter of fiscal 2000 compared to $597,000 in 1999 in spite of reduced borrowings primarily as a result of increased interest rates in the first quarter of fiscal 2000 compared to the prior year.

Income taxes of $314,000 in the first quarter of fiscal 2000 include an estimate of Alternative Minimum Tax for federal purposes along with state and foreign taxes. The expense of $31,000 shown in the first quarter of 1999 is related entirely to state and foreign income taxes. In fiscal 2000, net operating loss carryforwards are anticipated to be utilized, so that the only Federal income tax expense will be the Alternative Minimum Tax that cannot be offset by the loss carryforwards.

In the first quarter of 2000, the Company is converting from the Retail Method of Accounting for Inventory to the Average Cost Method of Accounting for Inventory. The

Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. As part of the conversion process the Company revalued its inventory. This resulted in an inventory write-up of $972,000 which is shown as a cumulative effect on the income statement. It is not possible to determine the effect of the change on income in any previously reported periods.


Liquidity and Capital Resources


In the first quarter of fiscal 2000, operating activities provided cash totaling $4.4 million, investing activities provided $8.4 million, primarily from the proceeds of the sale of the owned property in California, and financing activities used net cash of $12.9 million through reduced utilization of the Company's credit facility.

Merchandise inventories decreased to $92.4 million at the end of the first quarter of fiscal 2000 from $94.2 at the beginning of the fiscal year. The reduction reflects better management of the inventory in part due to more effective utilization of the new merchandising system. Comparable store inventories decreased approximately 4% between the end of the first quarters of 1999 and 2000.

In the first quarter of 2000, the Company wrote off assets that were no longer in use. For the most part, these assets were fully depreciated and the net write-off only amounted to $268,000. The Company spent approximately $596,000
on asset additions during the first quarter of 2000.   The vast majority of
these expenditures related to the move of an existing store along with renovation and refurbishment of other existing stores. The Company plans to open at least one SuperSports USA megastore in 2000. This store is scheduled to open in the third quarter.

Long-term obligations decreased to $24.7 million from $37.5 million at the beginning of fiscal 2000 as the Company used cash provided by operating and investing activities to reduce utilization of the Company's line of credit. Average borrowings during the first quarter of fiscal 2000 were $30.1 million compared to $31.2 million in the first quarter of fiscal 1999. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 2000.



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

                                           OSHMAN'S SPORTING GOODS, INC.


Date: June 9, 2000                         By: /s/ Steve Martin
      --------------------                     ----------------------------
                                                 Steve Martin
                                                 Senior Vice-President and
                                                 Chief Financial Officer

ITEM 6.  EXHIBITS


                                 Exhibit Index

4.1(g) Amendment dated March 24, 2000 to the Amended and Restated Financing Agreement dated December 15, 1997 between the Company and The CIT Group/Business Credit, Inc.

18 Preferability letter from Grant Thornton LLP regarding the change in accounting method.

27.1      Financial data schedule.