Form 10-Q
period 2000-07-29
OSHMANS SPORTING GOODS INC
filed 2000-09-12
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2000

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

Yes  X   No_____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1.00 par value                     5,742,309
     -----------------------------                     ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               JULY 29, 2000, JANUARY 29, 2000 AND JULY 31, 1999
                                (IN THOUSANDS)

                                                                JULY 29,              JANUARY 29,               JULY 31,
                                                                 2000                    2000                     1999
                                                              -----------             ------------             ------------
                                                              (UNAUDITED)                                      (UNAUDITED)
                          ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                         1,076                      321                      290
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
    $88 JULY 00, JAN 00 AND JULY 99                                 1,927                    1,750                    1,413
  MERCHANDISE INVENTORIES                                          85,630                   94,157                  101,094
  PREPAID EXPENSES AND OTHER                                        2,114                      466                    2,752
                                                              -----------             ------------             ------------
          TOTAL CURRENT ASSETS                                     90,747                   96,694                  105,549

PROPERTY, PLANT AND EQUIPMENT, AT COST                             69,765                   87,103                   89,205
  LESS ACCUMULATED DEPRECIATION AND
      AMORTIZATION                                                 36,037                   51,140                   54,313
                                                              -----------             ------------             ------------
          NET PROPERTY, PLANT AND EQUIPMENT                        33,728                   35,963                   34,892

OTHER ASSETS                                                          155                        8                      229
                                                              -----------             ------------             ------------
                                                                  124,630                  132,665                  140,670
                                                              ===========             ============             ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                          73                       58                       17
  TRADE ACCOUNTS PAYABLE                                           33,572                   30,094                   40,039
  ACCRUED LIABILITIES                                              21,741                   20,998                   17,836
  STORE CLOSING RESERVE                                               846                    1,044                      693
                                                              -----------             ------------             ------------
          TOTAL CURRENT LIABILITIES                                56,232                   52,194                   58,585

LONG-TERM OBLIGATIONS                                              12,773                   37,463                   36,565

OTHER NONCURRENT LIABILITIES                                        7,887                    6,643                    7,036

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                      5,830                    5,830                    5,830
  ADDITIONAL CAPITAL                                                4,210                    4,210                    4,210
  RETAINED EARNINGS                                                37,934                   26,346                   28,465
  LESS TREASURY STOCK, AT COST                                       (236)                     (21)                     (21)
                                                              -----------             ------------             ------------
          STOCKHOLDERS' EQUITY                                     47,738                   36,365                   38,484
                                                              -----------             ------------             ------------
                                                                  124,630                  132,665                  140,670
                                                              ===========             ============             ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE QUARTERS AND SIX MONTHS ENDED
                        JULY 29, 2000 AND JULY 31, 1999
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                           Three Months Ended       Six Months Ended
                                                            2000        1999        2000        1999
                                                         --------    --------    ---------   ----------
NET SALES                                                $ 78,285    $ 76,274    $152,947    $ 147,648

COST OF GOODS SOLD                                         51,125      50,063      99,933       96,275
                                                         --------    --------    --------    ---------
          GROSS PROFIT                                     27,160      26,211      53,014       51,373

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                      23,982      26,469      47,013       51,406
  PRE-OPENING EXPENSES                                        113          17         215          320
  STORE CLOSING PROVISION                                       -           -         200            -
  MISCELLANEOUS EXPENSE(INCOME)                                43          34      (6,681)        (175)
                                                         --------    --------    --------    ---------
          OPERATING INCOME(LOSS)                            3,022        (309)     12,267         (178)

INTEREST EXPENSE, NET                                         526         701       1,167        1,298
                                                         --------    --------    --------    ---------
INCOME(LOSS) BEFORE INCOME TAXES AND                        2,496      (1,010)     11,100       (1,476)
  CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO
  COST METHOD OF ACCOUNTING FOR INVENTORY

INCOME TAX EXPENSE                                            170           4         484           35
                                                         --------    --------    --------    ---------
NET INCOME(LOSS) BEFORE CUMULATIVE EFFECT OF                2,326      (1,014)     10,616       (1,511)
  CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
  FOR INVENTORY

CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST                 -           -         972            -
  METHOD OF ACCOUNTING FOR INVENTORY                     --------    --------    --------    ---------

NET INCOME(LOSS)                                         $  2,326    $ (1,014)   $ 11,588    $  (1,511)
                                                         ========    ========    ========    =========
EARNINGS(LOSS) PER SHARE
  EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
  FOR INVENTORY
     BASIC EARNINGS(LOSS) PER SHARE                      $    .40    $   (.17)   $   1.83    $    (.26)
                                                         ========    ========    ========    =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $    .39    $   (.17)   $   1.79    $    (.26)
                                                         ========    ========    ========    =========
CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST
  METHOD OF ACCOUNTING FOR INVENTORY
     BASIC EARNINGS(LOSS) PER SHARE                      $      -    $      -    $    .17    $       -
                                                         ========    ========    ========    =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $      -    $      -    $    .17    $       -
                                                         ========    ========    ========    =========
    NET EARNINGS(LOSS)
     BASIC EARNINGS(LOSS) PER SHARE                      $    .40    $   (.17)   $   2.00    $    (.26)
                                                         ========    ========    ========    =========
     DILUTED EARNINGS(LOSS) PER SHARE                    $    .39    $   (.17)   $   1.96    $    (.26)
                                                         ========    ========    ========    =========
    WEIGHTED AVERAGE SHARES OUTSTANDING                     5,755       5,830       5,784        5,830
    DILUTIVE EFFECT OF STOCK OPTIONS                          173           -         138            -
                                                         --------    --------    --------    ---------
     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            5,928       5,830       5,922        5,830
                                                         ========    ========    ========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999
                                 (in thousands)
                                   (UNAUDITED)

                                                                                                      2000         1999
                                                                                                   ----------   ----------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                                 $  11,588     $ (1,511)
  ADJUSTMENTS TO RECONCILE NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                                       2,979        3,254
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INVENTORY                                              (972)           -
    CHARGE TO RESERVE FOR STORE CLOSINGS                                                                 (457)        (724)
    PROVISION FOR LOSSES ON STORE CLOSINGS                                                                200            -
    (GAIN) LOSS ON DISPOSITION OF REAL ESTATE AND FIXED ASSETS                                         (6,556)          48
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                                           (286)        (250)
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                                         (177)          83
      DECREASE (INCREASE) IN MERCHANDISE INVENTORIES                                                    9,537      (14,599)
      INCREASE IN PREPAID EXPENSES AND OTHER                                                           (2,938)      (1,207)
      INCREASE IN OTHER ASSETS                                                                           (147)
      INCREASE IN TRADE ACCOUNTS PAYABLE                                                                3,478        6,561
      INCREASE IN ACCRUED LIABILITIES                                                                     153        1,907
      INCREASE IN DEFERRED RENTAL ALLOWANCE                                                             1,626          375
      INCREASE IN INCOME TAXES                                                                            494           10
                                                                                                   ----------    ---------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               18,522       (6,053)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                                    7,743            -
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                            (2,208)      (2,862)
  PROCEEDS FROM NOTE RECEIVABLE                                                                            32           38
  PROCEEDS FROM LANDLORDS                                                                               1,556          908
                                                                                                   ----------    ---------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                7,123       (1,916)

CASH FLOWS OF FINANCING ACTIVITIES:
  ACQUISITION OF TREASURY STOCK                                                                          (215)           -
  PROCEEDS FROM LONG-TERM OBLIGATIONS                                                                      38          149
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                                       (30)         (10)
  (PAYMENTS) PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                             (24,683)       7,764
                                                                                                   ----------    ---------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                              (24,890)       7,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      755          (66)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          321          356
                                                                                                   ----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $   1,076     $    290
                                                                                                   ==========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR
        INCOME TAXES                                                                                $       1     $      2
        INTEREST                                                                                        1,169        1,264

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JULY 29, 2000 AND JULY 31, 1999
                                  (UNAUDITED)



NOTE A

The financial statements are condensed and should be read in conjunction with the 1999 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the six months ended July 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                          PART II -- OTHER INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                        Percentage of Net Sales
                                                                        -----------------------
                                                            2nd Quarter                           Six Months
                                                            -----------                           ----------
                                                       2000              1999               2000               1999
                                                      -----             -----              -----              -----
Net sales                                             100.0             100.0              100.0              100.0
Cost of goods sold                                     65.3              65.6               65.3               65.2
                                                      -----             -----              -----              -----
  Gross profit                                         34.7              34.4               34.7               34.8
Operating expenses
  Selling and administrative expenses                  30.6              34.7               30.7               34.8
  Pre-opening expenses                                   .1               -                   .1                 .2
  Store closing provision                               -                 -                   .1                -
  Miscellaneous expense (income)                         .1               -                 (4.4)               (.1)
                                                      -----             -----              -----              -----
    Operating income (loss)                             3.9               (.4)               8.0                (.1)
Interest expense, net                                    .7                .9                 .8                 .9
                                                      -----             -----              -----              -----
Income (loss) before income taxes and
  cumulative effect of change in
  accounting method for inventory                       3.2              (1.3)               7.3               (1.0)

Income taxes                                             .2               -                   .3                -
                                                      -----             -----              -----              -----

Income (loss) before cumulative effect of
  change in accounting method for
  inventory                                             3.0              (1.3)               6.9               (1.0)

Cumulative effect of change in accounting
  method for inventory                                  -                 -                   .6                -
                                                      -----             -----              -----              -----

Net income (loss)                                       3.0              (1.3)               7.6               (1.0)
                                                      =====             =====              =====              =====

-------------------------------------------------------------------------------------------------------------------

Net sales for the second quarter of fiscal 2000 increased 2.6% to $78.3 million from $76.3 million in the second quarter of fiscal 1999 with a comparable store increase of 5.1%. Net sales for the first six months of fiscal 2000 increased 3.6% to $152.9 million from $147.6 million in the first six months of fiscal 1999. Comparable store sales increased 6.6% in the first half of fiscal 2000. The overall increase in sales was less than the comparable store increase because the loss of sales from locations closed in 1999 and early in 2000 was greater than incremental sales from the two stores opened in 1999. Net sales in the first half of fiscal 1999 were negatively impacted by certain out-of-stock conditions related to the startup of a new merchandising information system, which went on line March 1, 1999. These problems have been addressed, and their resolution helped spur the increased comparable store sales that the Company has experienced.

Cost of goods sold as a percentage of net sales decreased slightly to 65.3% from 65.6% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 and had a minimal increase to 65.3% from 65.2% in the first six months of those respective years.

Selling and administrative expenses as a percentage of net sales were 30.6% and 30.7% respectively for the quarter and six months ended July 29, 2000 compared to 34.7% and 34.8% respectively in the same periods of fiscal 1999. The decrease in selling and administrative expenses as a percentage of sales in fiscal 2000 is primarily due to increased sales along with reduced expenses, primarily payroll costs and reduced advertising expenses. A portion of the decrease in payroll is due to payroll in stores closed in 1999 and early 2000 exceeding payroll in the two new stores opened in 1999. However, the majority of the cuts in payroll related to planned reductions in the payrolls of on-going stores.

Pre-opening expenses of $113,000 in the second quarter and $215,000 for the first six months of fiscal 2000 are related to a new SuperSports USA megastore which opened in August and the move of an existing store in the first quarter of fiscal 2000. The expenses of $17,000 and $320,000 for the same two periods in 1999 related to the opening of a new SuperSports USA megastore in the first quarter of fiscal 1999.

Miscellaneous income (expense) was ($43,000) and $6.7 million respectively in the second quarter and six months ending July 29, 2000 compared to $(34,000) and $175,000 respectively in the same periods of fiscal 1999. The first quarter of fiscal 2000 includes a gain of $6.8 million from the sale of an owned property in Los Angeles, California. In addition to this sale, the Company wrote off approximately $268,000 of assets that are no longer in use. The remainder of the miscellaneous income recorded in the first six months of fiscal 2000 along with the income recorded in the same period for fiscal 1999 relates primarily to fees from foreign licensees.

Net interest expense decreased to $526,000 and $1.2 million respectively in the second quarter and first six months of fiscal 2000 from $701,000 and $1.3 million respectively in the same periods last year. The reductions are related to lower average borrowings in fiscal 2000 compared to the prior year partially offset by an increase in interest rates.

Income taxes of $170,000 and $484,000 respectively in the second quarter and first six months of fiscal 2000 include an estimate of Alternative Minimum Tax for federal purposes along with state and foreign taxes. The minimal tax recorded in fiscal 1999 related to state and foreign income taxes.

In the first quarter of 2000, the Company converted from the retail method of accounting for inventory to the average cost method of accounting for inventory. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. As part of the conversion process the Company revalued its inventory. This resulted in an inventory write-up of $972,000 which is shown as a cumulative effect on the income statement. It is not possible to determine the effect of the change on income in any previously reported periods.

Liquidity and Capital Resources

In the first six months of fiscal 2000, operating activities provided cash totaling $18.5 million primarily from profitable operations combined with a decrease in inventory and in increase in accounts payable. Investing activities provided cash of $7.1 million primarily from the proceeds of the sale of the owned property in California. Financing activities used cash of $24.9 million through reduced utilization of the Company's credit facility.

Merchandise inventories decreased to $85.6 million from $94.2 million at the beginning of the fiscal year. The reduction reflects better management of the inventory in part due to more effective utilization of the new merchandising system.

In the first six months of 2000, the Company wrote off assets that were no longer in use. For the most part, these assets were fully depreciated and the net write-off only amounted to $268,000. Net additions to property, plant and equipment of $2.2 million during the first six months of fiscal 2000 were primarily related to a renovations and refurbishment in existing locations. There were also expenditures for the new SuperSports USA store which opened in August.

Long-term obligations decreased to $12.8 million from $37.5 million at the beginning of fiscal 2000 as the Company used cash provided by operating and investing activities to reduce utilization of the Company's line of credit. Average borrowings during the first six months of fiscal 2000 were $26 million compared to $33 million in the first six months of 1999. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 2000.

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

(a) June 23, 2000 annual meeting of stockholders.

(b) Matters voted upon:

        1. Election of seven directors to serve as the Board of Directors until the next annual meeting of stockholders and their respective successors are elected.

                                             NUMBER OF VOTES
                                ---------------------------------------
                                               WITHHELD        BROKER
NOMINEE                            FOR         AUTHORITY     NON-VOTES
                                ---------     -----------   -----------
Marvin Aronowitz                4,858,946        360,709        --
Karen Oshman Desenberg          4,859,245        360,410        --
Manuel Sanchez                  4,859,346        360,309        --
Alvin N. Lubetkin               4,858,146        361,509        --
Marilyn Oshman                  4,850,446        369,209        --
Margaret A. Gilliam             4,853,146        366,509        --
Dolph B.H. Simon                4,856,314        363,341        --

        2. Approval of amendment to the Oshman's 1993 Non-Employee Director Stock Option Plan.

                                             NUMBER OF VOTES
                                ---------------------------------------
                                               WITHHELD
                                   FOR         AUTHORITY      AGAINST
                                ---------     -----------   -----------
                                4,805,727          6,473     407,455

        3. Approval of amendment to the Oshman's Amended and Restated 1994 Omnibus Plan.

                                             NUMBER OF VOTES
                                ---------------------------------------
                                               WITHHELD
                                   FOR         AUTHORITY      AGAINST
                                ---------     -----------   -----------
                                3,896,920          7,548     539,501

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OSHMAN'S SPORTING GOODS, INC.


Date: September 11, 2000       By: /s/ Steve Martin
     ____________________         ____________________________
                                   Steve Martin
                                   Senior Vice-President and
                                   Chief Financial Officer

ITEM 6. EXHIBITS


                                 Exhibit Index



27.1        Financial data schedule.