Form 10-Q
period 2000-10-28
OSHMANS SPORTING GOODS INC
filed 2000-12-11
CIK 75043

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  October 28, 2000

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

Yes    X      No_____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common  stock,  $1.00  par  value            5,742,309
    ---------------------------------            ---------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            OCTOBER 28, 2000, JANUARY 29, 2000 AND OCTOBER 30, 1999
                                (IN THOUSANDS)

                                                             OCTOBER 28,      JANUARY 29,       OCTOBER 30,
                                                                2000             2000              1999
                                                             -----------      -----------       -----------
                                                             (UNAUDITED)                        (UNAUDITED)
      ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                         357             321                423
 ACCOUNTS RECEIVABLE, LESS ALLOWANCE OF
  $88 OCT 00, JAN 00 AND OCT 99                                    807           1,750              1,510
 MERCHANDISE INVENTORIES                                        98,552          94,157            119,367
 PREPAID EXPENSES AND OTHER                                      2,387             466              1,613
                                                             ---------        --------          ---------
    TOTAL CURRENT ASSETS                                       102,103          96,694            122,913

PROPERTY, PLANT AND EQUIPMENT, AT COST                          69,330          87,103             87,153
  LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                                                 36,084          51,140             52,304
                                                             ---------        --------          ---------
    NET PROPERTY, PLANT AND EQUIPMENT                           33,246          35,963             34,849

OTHER ASSETS                                                       132               8                213
                                                             ---------        --------          ---------
                                                               135,481         132,665            157,975
                                                             =========        ========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 CURRENT MATURITIES OF LONG-TERM OBLIGATIONS                    15,603              58                 17
 TRADE ACCOUNTS PAYABLE                                         40,647          30,094             49,611
 ACCRUED LIABILITIES                                            20,167          20,998             17,539
 STORE CLOSING RESERVE                                             192           1,044                496
                                                             ---------        --------          ---------
    TOTAL CURRENT LIABILITIES                                   76,609          52,194             67,663

LONG-TERM OBLIGATIONS                                              439          37,463             48,520

OTHER NONCURRENT LIABILITIES                                     8,617           6,643              6,914

STOCKHOLDERS' EQUITY
 COMMON STOCK                                                    5,830           5,830              5,830
 ADDITIONAL CAPITAL                                              4,210           4,210              4,210
 RETAINED EARNINGS                                              40,012          26,346             24,859
 LESS TREASURY STOCK, AT COST                                     (236)            (21)               (21)
                                                             ---------        --------          ---------
     STOCKHOLDERS' EQUITY                                       49,816          36,365             34,878
                                                             ---------        --------          ---------
                                                               135,481         132,665            157,975
                                                             =========        ========          =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC, AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND NINE MONTHS ENDED
                    OCTOBER  28, 2000 AND OCTOBER 30, 1999
                    (in thousands, except per share data)
                                  (UNAUDITED)

                                                     Three Months Ended             Nine Months Ended
                                                      2000          1999           2000           1999
                                                   ---------     ---------      ---------      ---------
NET SALES                                          $  72,139     $  65,137      $ 225,086      $ 212,785

COST OF GOODS SOLD                                    46,206        41,855        146,139        138,130
                                                   ---------     ---------      ---------      ---------

         GROSS PROFIT                                 25,933        23,282         78,947         74,655

OPERATING EXPENSES
   SELLING AND ADMINISTRATIVE EXPENSES                24,152        26,005         71,165         77,411
   PRE-OPENING EXPENSES                                  129           265            344            585
   STORE CLOSING PROVISION                              (158)            -             42              -
   MISCELLANEOUS EXPENSE(INCOME)                        (975)         (216)        (7,656)          (391)
                                                   ---------     ---------      ---------      ---------

         OPERATING INCOME(LOSS)                        2,785        (2,772)        15,052         (2,950)

INTEREST EXPENSE, NET                                    487           804          1,654          2,102
                                                   ---------     ---------      ---------      ---------

INCOME(LOSS) BEFORE INCOME TAXES AND                   2,298        (3,576)        13,398         (5,052)
   CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO
   COST METHOD OF ACCOUNTING FOR INVENTORY

INCOME TAX EXPENSE                                       220            30            704             65
                                                   ---------     ---------      ---------      ---------

NET INCOME(LOSS) BEFORE CUMULATIVE EFFECT OF           2,078        (3,606)        12,694         (5,117)
   CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
   FOR INVENTORY

CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST
   METHOD OF ACCOUNTING FOR INVENTORY                      -             -            972              -
                                                   ---------     ---------      ---------      ---------

NET INCOME(LOSS)                                   $   2,078     $  (3,606)     $  13,666      $  (5,117)
                                                   =========     =========      =========      =========

EARNINGS(LOSS) PER SHARE
   EARNINGS(LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE FROM RETAIL TO COST METHOD OF ACCOUNTING
   FOR INVENTORY
       BASIC EARNINGS(LOSS) PER SHARE              $     .36     $    (.62)     $    2.20      $    (.88)
                                                   =========     =========      =========      =========
       DILUTED EARNINGS(LOSS) PER SHARE            $     .34     $    (.62)     $    2.12      $    (.88)
                                                   =========     =========      =========      =========

CUMULATIVE EFFECT OF CHANGE FROM RETAIL TO COST
   METHOD OF ACCOUNTING FOR INVENTORY
       BASIC EARNINGS(LOSS) PER SHARE              $       -     $       -      $     .17      $       -
                                                   =========     =========      =========      =========
       DILUTED EARNINGS(LOSS) PER SHARE            $       -     $       -      $     .16      $       -
                                                   =========     =========      =========      =========

     NET EARNINGS(LOSS)
       BASIC EARNINGS(LOSS) PER SHARE              $     .36     $    (.62)     $    2.37      $    (.88)
                                                   =========     =========      =========      =========
       DILUTED EARNINGS(LOSS) PER SHARE            $     .34     $    (.62)     $    2.28      $    (.88)
                                                   =========     =========      =========      =========

     WEIGHTED AVERAGE SHARES OUTSTANDING               5,742         5,830          5,770          5,830
     DILUTIVE EFFECT OF STOCK OPTIONS                    387             -            221              -
                                                   ---------     ---------      ---------      ---------
       DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     6,129         5,830          5,991          5,830
                                                   =========     =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                (in thousands)
                                  (UNAUDITED)

                                                                                                       2000         1999
                                                                                                   -----------   ----------
CASH FLOWS OF OPERATING ACTIVITIES:
  NET INCOME(LOSS)                                                                                   $ 13,666     $ (5,117)
  ADJUSTMENTS TO RECONCILE NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                                       4,459        4,849
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INVENTORY                                              (972)           -
    CHARGE TO RESERVE FOR STORE CLOSINGS                                                               (1,081)      (1,259)
    PROVISION FOR LOSSES ON STORE CLOSINGS                                                                 42            -
    (GAIN)LOSS ON DISPOSITION OF REAL ESTATE AND FIXED ASSETS                                          (7,027)         167
    AMORTIZATION OF DEFERRED RENTAL ALLOWANCES                                                           (476)        (369)
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE(INCREASE) IN ACCOUNTS RECEIVABLE                                                           943          (14)
      INCREASE IN MERCHANDISE INVENTORIES                                                              (3,263)     (32,673)
      INCREASE IN PREPAID EXPENSES AND OTHER                                                           (4,047)        (656)
      DECREASE IN OTHER ASSETS                                                                              5            2
      INCREASE IN TRADE ACCOUNTS PAYABLE                                                               10,553       16,133
      (DECREASE)INCREASE IN ACCRUED LIABILITIES                                                        (1,452)       1,616
      INCREASE IN DEFERRED RENTAL ALLOWANCE                                                             2,675          372
      INCREASE IN INCOME TAXES                                                                            396            4
                                                                                                   -----------   ----------
        NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                                                14,421      (16,945)

CASH FLOWS OF INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF FIXED ASSETS                                                                    8,598            -
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                            (3,286)      (4,394)
  PROCEEDS FROM NOTE RECEIVABLE                                                                            56           52
  PROCEEDS FROM LANDLORDS                                                                               1,941        1,496
                                                                                                   -----------   ----------
        NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                                                 7,309       (2,846)

CASH FLOWS OF FINANCING ACTIVITIES:
  ACQUISITION OF TREASURY STOCK                                                                          (215)           -
  PROCEEDS FROM LONG-TERM OBLIGATIONS                                                                      38          149
  PAYMENTS OF LONG-TERM OBLIGATIONS                                                                       (49)         (13)
  (PAYMENTS)PROCEEDS FROM REVOLVING CREDIT FACILITY, NET                                              (21,468)      19,722
                                                                                                   -----------   ----------
        NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES                                               (21,694)      19,858

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  36           67

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          321          356
                                                                                                   -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $    357     $    423
                                                                                                   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR
          INCOME TAXES                                                                               $    272     $     18
          INTEREST                                                                                      1,612        1,956

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                  (UNAUDITED)

NOTE A

The financial statements are condensed and should be read in conjunction with the 1999 annual report. The financial information contained herein is unaudited, but in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) for a fair presentation of the results of operations for the periods indicated. The results for the nine months ended October 28, 2000 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                               Percentage of Net Sales
                                                                               -----------------------
                                                                  3rd Quarter                           Nine Months
                                                                  -----------                           -----------
                                                             2000               1999               2000               1999
                                                            -----              -----              -----              -----
Net sales                                                   100.0              100.0              100.0              100.0
Cost of goods sold                                           64.1               64.3               64.9               64.9
                                                          -------            -------            -------            -------
     Gross profit                                            35.9               35.7               35.1               35.1
Operating expenses
     Selling and administrative expenses                     33.5               39.9               31.6               36.4
     Pre-opening expenses                                      .2                 .4                 .2                 .3
     Store closing provision                                  (.2)                 -                  -                  -
     Miscellaneous expense (income)                          (1.4)               (.3)              (3.4)               (.2)
                                                          -------            -------            -------            -------
          Operating income (loss)                             3.9               (4.3)               6.7               (1.4)
Interest expense, net                                          .7                1.2                 .7                1.0
                                                          -------            -------            -------            -------
Income (loss) before income taxes and
     cumulative effect of change in
     accounting method for inventory                          3.2               (5.5)               6.0               (2.4)

Income taxes                                                   .3                  -                 .3                  -
                                                          -------            -------            -------            -------
Income (loss) before cumulative effect of
     change in accounting method for
     inventory                                                2.9               (5.5)               5.6               (2.4)

Cumulative effect of change in accounting
     method for inventory                                       -                  -                 .4                  -
                                                          -------            -------            -------            -------
Net income (loss)                                             2.9               (5.5)               6.1               (2.4)
                                                          =======            =======            =======            =======

--------------------------------------------------------------------------------

Net sales for the third quarter of fiscal 2000 increased 10.7% to $72.1 million from $65.1 million in the third quarter of fiscal 1999 with a comparable store increase of 11.0%. Net sales for the first nine months of fiscal 2000 increased 5.8% to $225.1 million from $212.8 million in the first nine months of fiscal 1999. Comparable store sales increased 8.0% in the first nine months of fiscal 2000. The overall increase in sales was less than the comparable store increase because the loss of sales from locations closed in 1999 and early in 2000 was greater than incremental sales from the stores opened in 1999 and 2000. Net sales in the first half of fiscal 1999 were negatively impacted by certain out-of-stock conditions related to the startup of a new merchandising information system, which went on line March 1, 1999. These problems have been addressed, and their resolution helped spur the increased comparable store sales that the Company has experienced. Additionally, the Company experienced a sales benefit from the sales of scooters in the third quarter of fiscal 2000.

Cost of goods sold as a percentage of net sales decreased slightly to 64.1% from 64.3% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and remained flat at 64.9% in the first nine months of those respective years.

Selling and administrative expenses as a percentage of net sales were 33.5% and 31.6% respectively for the quarter and nine months ended October 28, 2000 compared to 39.9% and 36.4% respectively in the same periods of fiscal 1999. The decrease in selling and administrative expenses as a percentage of sales in fiscal 2000 is primarily due to increased sales along with reduced expenses, primarily payroll costs and reduced advertising expenses. A portion of the decrease in payroll is due to payroll in stores closed in 1999 and early 2000 exceeding payroll in the two new stores opened in 1999. However, the majority of the cuts in payroll related to planned reductions in the payrolls of on-going stores.

Pre-opening expenses of $129,000 in the third quarter and $344,000 for the first nine months of fiscal 2000 are primarily related to a new SuperSports USA megastore which opened in August and the move of an existing store in the first quarter of fiscal 2000. The expenses of $265,000 and $585,000 for the same two periods in 1999 related to the opening of two new SuperSports USA megastores. One was opened in March of fiscal 1999 and the other in October.

Miscellaneous income was $975,000 and $7.7 million respectively in the third quarter and nine months ending October 28, 2000 compared to $216,000 and $391,000 respectively in the same periods of fiscal 1999. The third quarter of fiscal 2000 includes a gain of approximately $700,000 from the sale of the leasehold of the Company's California warehouse. The first quarter of fiscal 2000 includes a gain of $6.8 million from the sale of an owned property in Los Angeles, California. In addition to this sale, the Company wrote off approximately $268,000 of assets that are no longer in use. The remainder of the miscellaneous income recorded in the first nine months of fiscal 2000 along with the income recorded in the same period for fiscal 1999 relates primarily to fees from foreign licensees.

Net interest expense decreased to $487,000 and $1.7 million respectively in the third quarter and first nine months of fiscal 2000 from $804,000 and $2.1 million respectively in the same periods last year. The reductions are related to lower average borrowings in fiscal 2000 compared to the prior year partially offset by an increase in interest rates.

Income taxes of $220,000 and $704,000 respectively in the third quarter and first nine months of fiscal 2000 include an estimate of Alternative Minimum Tax for federal purposes along with state and foreign taxes. The minimal tax recorded in fiscal 1999 related to state and foreign income taxes.

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

Liquidity and Capital Resources

In the first nine months of fiscal 2000, operating activities provided cash totaling $14.4 million primarily from profitable operations combined with a seasonal increase in accounts payable. Investing activities provided cash of $7.3 million primarily from the proceeds of the sale of the owned property in California. Financing activities used cash of $21.7 million through reduced utilization of the Company's credit facility.

Merchandise inventories increased to $98.6 million from $94.2 million at the beginning of the fiscal year. The increase is due to the normal buildup of inventory in the third quarter in anticipation of the Christmas selling season.

In the first nine months of 2000, the Company wrote off assets that were no longer in use. For the most part, these assets were fully depreciated and the net write-off only amounted to $268,000. Net additions to property, plant and equipment of $3.3 million during the first nine months of fiscal 2000 were primarily related to a renovations and refurbishment in existing locations. There were also expenditures for the new SuperSports USA store which opened in August.

Long-term obligations decreased to $439,000 from $37.5 million at the beginning of fiscal 2000. Current maturities of long-term obligations increased to $15.6 million from $58,000 at the beginning of the year. These differences occurred because the Company's revolving credit facility becomes due on August 31, 2001, and is now shown as a current liability. The Company intends to begin negotiations to extend the current line or obtain alternative financing early next year and does not anticipate any problems accomplishing this. The amount due under the Company's revolving credit facility decreased during the year as the Company used cash provided by operating and investing activities to reduce borrowings. Average borrowings during the first nine months of fiscal 2000 were $21.5 million compared to $35.8 million in the first nine months of 1999. The Company believes that its revolving credit facility together with cash provided by operations will be adequate to meet anticipated capital needs for fiscal 2000.

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

                                                  OSHMAN'S SPORTING GOODS, INC.



Date: 12/01/2000                              By: /s/ Steve Martin
      ----------                                      -------------------------
                                                      Steve Martin
                                                      Senior Vice-President and
                                                      Chief Financial Officer

ITEM 6.  EXHIBITS

                                 Exhibit Index


4.1(h) Amendment dated July 28, 2000 to the Amended and Restated Financing Agreement dated December 15, 1997 between the Company and The CIT Group/Business Credit, Inc.

27.1      Financial data schedule.