Form 10-K405
period 2001-02-03
OSHMANS SPORTING GOODS INC
filed 2001-04-09
CIK 75043

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                  For the fiscal year ended February 3, 2001

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                 to
                         Commission File No. 001-11493

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

                                  Yes  X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2001 (based upon the closing sales price as of such date) was $32,858,958.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 30, 2001:

                   Common Stock, $1.00 par value: 5,825,309

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

DEVELOPMENT OF BUSINESS

  Oshman's Sporting Goods, Inc. ("Oshman's" or the "Company"), which operates a chain of retail sporting goods specialty stores, was incorporated in Delaware in 1946 as the successor to a proprietorship founded by J.S. Oshman in 1931. Unless the context otherwise requires, the terms "Oshman's" and the "Company" as used herein include the Company and its subsidiaries, whether operating under the name "Oshman's" or "SuperSports USA".

  On February 22, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of February 21, 2001, with Gart Sports Company ("Gart Sports") and GSC Acquisition Corp., a wholly-owned subsidiary of Gart Sports ("Acquisition"), pursuant to which the Company will merge with and into Acquisition, with the result that the surviving corporation will be a wholly-owned subsidiary of Gart. Pursuant to the Merger Agreement and subject to certain adjustments set forth therein, the Company's shareholders will receive $7.00 cash and 0.55 shares of Gart Sports's common stock for each share of the Company's common stock. The transaction is subject to customary conditions, including the approval of the merger by the Company's shareholders, the approval of the issuance of Gart Sports common stock to the Company's shareholders by the shareholders of Gart Sports and the effectiveness of a registration statement for the shares of Gart Sports to be issued in the transaction. The Company and Gart Sports hopes to complete the merger late in the second calendar quarter or early in the third calendar quarter of 2001.

  Since 1990, the Company has developed an innovative, interactive concept in sporting goods retailing that it is implementing through its SuperSports USA megastores. The Company has transformed its business by focusing its efforts on opening and operating SuperSports USA stores, which occupy, on average, approximately 53,500 square feet, while reducing its preexisting base of traditional stores, which currently average approximately 11,000 square feet. SuperSports USA megastores offer a dominant selection of sporting goods in an environment featuring a variety of "play areas" that provide customers with the opportunity to try out sporting goods merchandise. This "play-before-you-pay" approach encourages customers, with the assistance of qualified sales personnel, to purchase the equipment that best satisfies their particular needs and desires while also providing an entertaining shopping experience.

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

  At the end of fiscal 2000, the Company operated 43 SuperSports USA stores, including 38 SuperSports USA megastores ranging in size from approximately 36,000 to 80,000 square feet and five mini SuperSports USA stores, ranging in size from approximately 20,000 to 32,000 square feet. The mini SuperSports USA stores include certain "play areas" and merchandise assortments similar to the megastores, and operate under the name SuperSports USA. At the end of fiscal 2000, the Company also operated 15 traditional stores. Subsequent to the end of fiscal 2000, the Company closed a traditional store in Huntington Beach, California and opened a SuperSports USA store in Miami, Florida. The Company's stores are located primarily in medium to large metropolitan areas across the United States. In fiscal 2000, excluding results from stores closed, the 43 SuperSports USA stores produced 93% of the Company's retail sales and approximately 94% of direct store contributions. The Company operates stores in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

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

                                                                  PERCENTAGE OF
                                                                    NET SALES
                                                                  ----------------
                                                                   FISCAL YEAR
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Sporting goods equipment......................................  57%   54%   52%
   Sports apparel................................................  24%   28%   30%
   Footwear......................................................  19%   18%   18%

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

SITE SELECTION

  The Company subjects each potential new store location to extensive analysis and evaluation, using its in-house staff to work with local real estate developers and brokers. Sites are selected primarily based on the Company's evaluation of the potential financial return on its investment, taking into account internally prepared sales projections, estimated gross margins and store operating expenses as compared to required capital expenditures and inventory investments. The Company also utilizes demographic, geographic and competitive analyses in arriving at its estimates for sales and gross margin. Oshman's seeks to locate stores in areas that are experiencing a growth in population and have high concentrations of white-collar workers with growing families and sufficient financial resources and disposable income to devote significant spending to leisure and sporting activities. Eleven of the Company's existing megastores serve as anchors for regional shopping malls and shopping centers. The Company intends to continue to pursue locations that offer this desirable marquee status and the associated benefits.

  Although the Company realizes certain economies of scale in warehousing, distribution and advertising through the "clustering" of several stores in one market (most notably in the Dallas/Fort Worth and Houston areas), it has also taken advantage of opportunities to successfully open and profitably maintain single SuperSports USA megastores in certain markets and intends to continue to pursue this flexible strategy.

PURCHASING AND SUPPLIERS

  The Company purchases its merchandise directly from a diverse group of leading domestic and international suppliers, and achieves significant efficiencies through large quantity purchases. The Company's largest supplier, Nike, accounted for 10.3%, 11.4% and 16.0% of the Company's total purchases in fiscal 2000, 1999 and 1998, respectively. No other supplier accounted for more than 10% of the Company's purchases in any of the last three years.

DISTRIBUTION AND WAREHOUSING

  The Company utilizes a centralized distribution system operated through a distribution center located in Houston, Texas. Approximately 94% of the Company's inventory is shipped through this distribution center. However, for certain items that the Company believes require more rapid delivery to stores because of higher product turnover or other conditions, the Company uses direct delivery from vendors.

MANAGEMENT INFORMATION SYSTEMS

  During fiscal 1996, the Company completed the installation of new financial accounting and reporting systems and payroll and human resources systems, and in fiscal 1997 the Company installed new sales audit software. The Company also installed a new IBM AS400 computer in fiscal 1997 to accommodate the new systems and those installed in 1998 and further upgraded all operating systems software in the last quarter of 1998. During fiscal 1998, the Company upgraded its personal computers making them year 2000 compliant. In addition, the Company implemented its new merchandising information and inventory management systems in March 1999.

  In 2000, the Company established EDI communications capability with over 130 of the Company's vendor partners, and made other substantial improvements in the Company's logistics chain. The Company began to extensively use radio frequency scanning equipment in stores and warehouses.

  The Company did not experience any material problems relating to the year 2000 issue.

SEASONAL FACTORS

  Oshman's business is highly seasonal, with sales generally higher in the fourth quarter, peaking in December due to holiday shopping and the purchase of ski equipment. Any substantial decrease in sales during the fourth quarter could adversely affect the Company's results of operations. Weather conditions add to the seasonal nature of the business, particularly with respect to ski equipment and cold weather apparel. The Company's results of operations may also fluctuate on a quarterly basis as a result of seasonal variances and time and costs associated with selecting, constructing, staffing, stocking and opening new stores, as well as the timing of promotions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality and Quarterly Fluctuations."

TRADEMARKS AND SERVICE MARKS; OTHER BUSINESS

  As of February 3, 2001, Oshman's owned approximately 31 trademarks and service marks that were employed in its advertising and operations. The Company has registered the "Oshman's" and "SuperSports USA" trademarks. The Company believes that its marks are, in the aggregate, materially important in its business and that the "Oshman's" and "SuperSports USA" marks are individually material. The Company anticipates that it will continue to own each of its trademarks and service marks for as long as it finds it beneficial to use them in connection with its operations.

  Since 1983 the Company has had a licensing agreement and consulting arrangement with a major Japanese retailer, Ito-Yokado Co., Ltd., that currently operates five stores in Japan under the Oshman's name. The Company also sells merchandise to this entity, which sales remained flat in 1999 while increasing in 2000.

  Oshman's opened an online sporting goods store at www.oshmans.com during fiscal 2000. The Company entered into a long-term agreement with Global Sports Interactive, Inc. ("Global"), pursuant to which Global has developed and is operating the e-commerce web site for the Company.

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

  As of February 3, 2001, Oshman's employed 2,613 people including 1,229 part-time employees.

ITEM 2. PROPERTIES.

  Oshman's 79,000 square foot general and executive offices are leased by the Company and located in Houston, Texas. A Houston warehouse and distribution center occupies approximately 257,000 square feet of leased space in the same building complex. Oshman's also owns one megastore location in Houston, Texas. In February 2000, the Company sold the traditional store it owned in Los Angeles, California and recorded a gain of $6.8 million on this transaction.

  Substantially all of Oshman's retail stores occupy leased space in modern structures. As of February 3, 2001, these retail stores occupied an aggregate of approximately 2,399,000 square feet of floor space under leases expiring at various dates from 2001 to 2021 (exclusive of renewal options). Traditional stores on average are comprised of approximately 11,000 square feet, while the average SuperSports USA store occupies approximately 53,500 square feet. The megastore owned by Oshman's occupies approximately 69,000 square feet of floor space.

  Aggregate rentals paid by the Company under all of its leases amounted to approximately $19.2 million during the 2000 fiscal year. Most store leases provide for rentals that are the greater of a fixed minimum amount or a specified percentage of sales. Oshman's owns the fixtures in its retail stores and considers all property owned or leased to be well maintained, adequately insured and suitable for its purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Oshman's did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company has been listed on the American Stock Exchange under the symbol "OSH" since June 21, 1995. Prior to that date, the Common Stock of the Company was quoted on The Nasdaq Stock Market. The following table sets forth the quarterly high and low reported sales prices per share for the Common Stock:

                                                                    HIGH   LOW
                                                                   ------ -----
       FISCAL YEAR ENDING JANUARY 29, 2000
       First Quarter ended May 1, 1999............................ $ 3.38 $2.25
       Second Quarter ended July 31, 1999.........................   3.13  2.50
       Third Quarter ended October 30, 1999.......................   2.63  1.88
       Fourth Quarter ended January 29, 2000......................   2.19  1.38
       FISCAL YEAR ENDING FEBRUARY 3, 2001
       First Quarter ended April 29, 2000......................... $ 2.88 $1.56
       Second Quarter ended July 29, 2000.........................   4.00  2.00
       Third Quarter ended October 28, 2000.......................   8.00  3.50
       Fourth Quarter ended February 3, 2001......................  10.25  5.50
       FISCAL YEAR ENDING FEBRUARY 2, 2002
       First Quarter through March 30, 2001                        $13.80 $8.65

  As of March 30, 2001, there were approximately 529 holders of record of the Common Stock. The last reported sale price for the Common Stock on the American Stock Exchange composite tape as of March 30, 2001, was $12.30.

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

                                             FOR THE YEAR ENDED
                                            OR AS OF THE YEAR END
                         ------------------------------------------------------------
                         FEBRUARY 3,  JANUARY 29, JANUARY 30, JANUARY 31, FEBRUARY 1,
                            2001         2000        1999        1998        1997
                         (53 WEEKS)    (52 WEEKS)  (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                         -----------  ----------- ----------- ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Sales......  $330,470     $306,492    $309,057    $342,609    $365,879
Net Earnings (Loss).....    20,031**     (3,630)     (1,351)      6,372*    (27,250)
Net Basic Earnings
 (Loss) per Share.......      3.47         (.62)      (0.23)       1.09       (4.67)
Net Diluted Earnings
 (Loss) per Share.......      3.30         (.62)      (0.23)       1.07       (4.67)
Dividends per Share.....       --           --          --          --          --
Total Assets............   119,443      132,665     126,004     148,350     160,734
Long-Term Debt..........       557       37,463      28,679      35,953      42,397

--------
* Excludes loss of $1,299 from cumulative effect of change in accounting method for pre-opening expenses.
**Excludes gain of $972 from cumulative effect of change in accounting for inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company has been in operation since 1931, having been incorporated in 1946 as the successor to a proprietorship founded by J.S. Oshman. After building a base in Texas where it is headquartered, the Company expanded into other states across the Sun Belt, growing from 11 stores in 1970 to 193 stores at the beginning of fiscal 1990. In fiscal 1990, the Company opened its first two SuperSports USA megastores. The changing nature of retailing and the new competitive challenges in the sporting goods sector had started to adversely affect the results of the Company's traditional stores. Starting in 1990, the Company has transformed its business by focusing on opening and operating SuperSports USA stores occupying, on average, approximately 53,500 square feet, while reducing its pre-existing base of traditional stores, which currently average approximately 11,000 square feet. In fiscal 2000, the Company opened megastores in Houston and New Orleans. At year-end the Company operated 43 SuperSports USA stores, including 38 SuperSports USA megastores, five mini SuperSports USA stores and 15 traditional stores. Subsequent to the end of fiscal 2000, the Company opened a megastore in Miami, Florida and closed a traditional store located in Huntington Beach, California. The Company's stores are located primarily in medium to large metropolitan areas in Texas and California as well as in Arizona, Florida, Kansas, Louisiana, Michigan, Minnesota, New Mexico, Oklahoma, South Carolina, Tennessee, Utah and Washington.

RESULTS OF OPERATIONS

  The following table sets forth selected statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                     PERCENTAGE OF NET SALES
                                                           FISCAL YEAR
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
   Net sales.......................................    100.0    100.0    100.0
   Cost of goods sold..............................     65.3     65.8     65.8
                                                     -------  -------  -------
     Gross profit..................................     34.7     34.2     34.2
   Operating expenses:
     Selling and administrative expenses...........     30.4     34.3     34.4
     Pre-opening expenses..........................       .2       .2      --
     Impairment of long-lived assets...............      --       --       1.0
     Store closing provision.......................      (.2)     --       (.2)
     Miscellaneous income..........................     (2.1)     (.1)    (1.4)
                                                     -------  -------  -------
       Operating income (loss).....................      6.4      (.2)      .4
   Interest expense, net...........................       .6      1.0      1.0
                                                     -------  -------  -------
   Income (loss) before income taxes and cumulative
    effect of change in accounting method from re-
    tail to cost method of accounting for invento-
    ry.............................................      5.8     (1.2)     (.7)
   Income tax (benefit)............................      (.2)     --       (.2)
                                                     -------  -------  -------
   Income (loss) before cumulative effect of change
    in accounting method from retail to cost method
    of accounting for inventory....................      6.1     (1.2)     (.4)
   Cumulative effect of change in accounting method
    from retail to cost method of accounting for
    inventory......................................       .3      --       --
                                                     -------  -------  -------
   Net earnings (loss).............................      6.4     (1.2)     (.4)
                                                     =======  =======  =======

FISCAL 2000 COMPARED TO FISCAL 1999

  Net sales for fiscal 2000 increased by almost 8% to $330.5 million from $306.5 million in fiscal 1999. Comparable store sales increased over 9% from fiscal 1999 to fiscal 2000. Part of this increase was due to the fact that fiscal year 2000 had 53 weeks while fiscal year 1999 had the usual 52 weeks. If a 53-week period is used for both years, then comparable store sales increased by 7.4%. Gross profit on these sales increased to 34.7% in fiscal 2000 from 34.2% in fiscal 1999.

  Selling and administrative expenses as a percentage of net sales were 30.4% in fiscal 2000 compared to 34.3% in fiscal 1999. This decrease is primarily due to increased sales along with planned reductions in store payroll and in advertising.

  The Company had store pre-opening expenses of $571,000 in fiscal 2000, which related to the opening of three new megastores and the relocation of another store. Two of the new stores opened in fiscal 2000 while the third opened early in fiscal 2001. Store pre-opening expenses were $722,000 in fiscal 1999 resulting from the opening of two new stores during that fiscal year.

  The Company recorded a store closing benefit of $751,000 in fiscal 2000. This is primarily due to the recognition of a rental allowance at the New Jersey megastore that was closed during the year. Rental allowances are normally amortized over the life of the lease, but when the store closed and the lease was settled, the remainder of rental allowance was recorded as income. No store closing provision or benefit was recorded in fiscal 1999.

  The major components of miscellaneous income for fiscal 2000 and fiscal 1999 are set out in the table below:

                                                                 FISCAL YEAR
                                                                ----------------
                                                                 2000     1999
                                                                -------  -------
                                                                (IN THOUSANDS)
     Gain on sale of real estate and leasehold interests....... $ 7,524  $  --
     Fees from foreign licensees...............................     331     442
     Loss on disposition of fixed assets.......................    (501)     (5)
     Non-operating professional fees...........................    (387)    --
     Other, net................................................     (14)   (115)
                                                                -------  ------
     Total..................................................... $ 6,593  $  322
                                                                =======  ======

  Net interest expense for fiscal 2000 was $1.9 million, compared to $3.0 million in fiscal 1999. The decreased interest expense in fiscal 2000 was primarily related to lower average borrowings under the Company's credit facility, partially offset by an increase in interest rates.

  The income tax benefit of $795,000 in fiscal 2000 was due to the elimination of the valuation allowance on the Company's deferred tax asset. This was partially offset by the recording of current year state taxes. No Federal Income tax benefit was recorded relative to the Company's loss before income taxes in fiscal 1999 due to the aforementioned valuation allowance.

  In the first quarter of fiscal 2000, the Company converted from the retail method of accounting for inventory to the average cost method of accounting for inventory. The Company believes that the cost method is a preferable method for matching the cost of merchandise with the revenues generated. As part of the conversion process, the Company revalued it inventory. This resulted in an inventory write-up of $972,000 which is shown as a cumulative effect on the income statement. It is not possible to determine the effect of the change on income in any previously reported periods as no comparable average cost information was available.

  In fiscal 2000, the Company had net income of $19.2 million before income taxes and accounting change compared to a loss of $3.6 million in fiscal 1999. The net income in fiscal 2000 includes gains of approximately

$6.8 million from the sale of owned property in Los Angeles and $700,000 from the sale of a leasehold, partially offset by a loss of $500,000 on the write-off of other fixed assets during the year. No unusual items of this type were included in the results for fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

  Net sales for fiscal 1999 decreased less than 1% to $306.5 million from $309.1 million in fiscal 1998. The net reduction in sales is due to stores closed in fiscal 1999 and fiscal 1998. Comparable store sales increased almost 1% between the two fiscal years. The conversion of some stores to the High Impact format in the shoe department aided in this comparable store sales increase. However, unusually warm weather in the fourth quarter hurt sales in the ski and apparel areas. Gross profit on these sales remained steady between the fiscal years.

  Selling and administrative expenses as a percentage of net sales were 34.3% in fiscal 1999 compared to 34.4% in fiscal 1998. This decrease was primarily due to sales growth outpacing selling and administrative expense growth in on-going stores along with the closing of the more inefficient stores. Selling and administrative expenses in the overhead area also showed a decrease due to the capitalization of handling costs during the first few months of the fiscal year, but this decrease was offset by a corresponding decrease in the inventory cap reclassification.

  The Company recorded an impairment loss of $3.0 million in fiscal 1998 related primarily to megastores in the Los Angeles/Orange County, California area. No such impairment was recorded in fiscal 1999.

  The Company incurred store pre-opening expenses of $722,000 in fiscal 1999 which amounted to 0.2% of sales. No store pre-opening expenses were recorded in fiscal 1998 because the company did not open any new stores and incur those costs in that fiscal year.

  There was no benefit from the store closing provision in fiscal 1999; the Company recorded a benefit of $499,000 in fiscal 1998. At the end of fiscal 1999, management believed that its store closing reserve was adequate.

  The major components of miscellaneous income for fiscal 1999 and fiscal 1998 are set out in the table below:

                                                                 FISCAL YEAR
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (IN THOUSANDS)
     Gain on sale of real estate andleasehold interests........ $  --   $ 3,914
     Fees from foreign licensees...............................    442      467
     Other, net................................................   (120)    (118)
                                                                ------  -------
     Total..................................................... $  322  $ 4,263
                                                                ======  =======

  Net interest expense for fiscal 1999 was $3.0 million, compared to $3.2 million in fiscal 1998. The decreased interest expense in fiscal 1999 was primarily related to reduced interest rates and lower average borrowings under the Company's credit facility.

  The income tax benefit in fiscal 1998 included a benefit related to the refund of prior year income taxes of $686,000. No Federal Income tax benefit was recorded relative to the Company's loss before income taxes in either fiscal 1999 or fiscal 1998 due to valuation allowances recorded against the deferred tax assets generated by the losses.

  In fiscal 1999, the Company had a loss of $3.6 million before income taxes compared to a loss of $2.1 million in fiscal 1998. The net loss in fiscal 1999 included $722,000 in costs related to the opening of two new stores. No new stores were opened in fiscal 1998. In addition, in fiscal 1998, the Company received a net benefit of $1.6 million from unusual items, including a $3.0 million charge for impairment of long-lived assets, a $3.9 million gain from the sale of real estate and leasehold interests, and a $686,000 benefit related to refund claims filed for prior year federal income taxes.

SEASONALITY AND QUARTERLY FLUCTUATIONS

  The following table sets forth certain unaudited financial information for the Company for each of the quarterly periods in fiscal 2000 and fiscal 1999:

                                       FISCAL 2000
                             --------------------------------------
                              FIRST    SECOND     THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   --------
                                  (DOLLAR IN THOUSANDS)
   Net sales...............  $74,662   $78,285   $72,139   $105,384
   Gross profit............  $25,854   $27,160   $25,933   $ 35,610
   Gross margin............     34.6%     34.7%     35.9%      33.8%
   Operating income........  $ 9,245   $ 3,022   $ 2,785   $  6,104
   Operating margin........     12.4%      3.9%      3.9%       5.8%
   Net income..............  $ 9,262   $ 2,326   $ 2,078   $  7,337
   Net income margin.......     12.4%      3.0%      2.9%       7.0%
                                       FISCAL 1999
                             --------------------------------------
                              FIRST    SECOND     THIRD     FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   --------
                                  (DOLLAR IN THOUSANDS)
   Net sales...............  $71,374   $76,274   $65,137   $ 93,707
   Gross profit............  $25,162   $26,211   $23,282   $ 30,265
   Gross margin............     35.3%     34.4%     35.7%      32.3%
   Operating income (loss).  $   131   $  (309)  $(2,772)  $  2,330
   Operating margin........       .2%      (.4)%    (4.3)%      2.5%
   Net income (loss).......  $  (497)  $(1,014)  $(3,606)  $  1,487
   Net income (loss) mar-
    gin....................      (.7)%    (1.3)%    (5.5)%      1.6%

  During fiscal 2000, 1999 and 1998, 31.9%, 30.6% and 30.3%, respectively, of the Company's sales were generated during the fourth quarter. As a result of the increased sales, the Company's operating income for the fourth quarter generally exceeded the operating income for any other quarter during these fiscal years.

COMPARABLE STORE SALES

  The following table sets forth for the fiscal years 2000, 1999 and 1998 certain information regarding the percentage increase (decrease) in comparable store sales for a comparable 53-week period for fiscal 2000 and 52-week periods for 1999 and 1998.

                       FISCAL 2000
     ------------------------------------------------------------
      FIRST       SECOND         THIRD        FOURTH                   FISCAL       FISCAL
     QUARTER      QUARTER       QUARTER       QUARTER       YEAR        1999         1998
     -------      -------       -------       -------       ----       ------       ------
      8.4%         5.1%          11.0%         6.2%         7.4%        0.9%         (6.1)%

  Management attributes the increase in comparable store sales to improved performance in most categories, especially hard-lines and shoes. Part of the increase was also due to sales of scooters during the year.

LIQUIDITY AND CAPITAL RESOURCES

  In fiscal 2000, operating activities provided cash totaling $30.1 million. The primary source of cash was net income coupled with a reduction in inventory. Investing activities provided cash of $6.2 million due to proceeds from the sale of owned property in Los Angeles, California and the sale of a leasehold on the Company's California warehouse. This was offset by the purchase of $4.5 million of property, plant and equipment which was partially funded by developer provided funds of $1.9 million. Financing activities used $36.3 million mainly through reduced utilization of the Company's credit facility.

  Merchandise inventories decreased 13.5% to $81.4 million at the end of fiscal 2000 from $94.2 million at the end of fiscal 1999. In fiscal 1999, the Company installed a new merchandising management system and during system implementation, inventories increased. Through more efficient utilization of the system, however, the Company has reduced inventory to a more appropriate level.

  During fiscal 2000, the Company wrote off assets that were no longer in use. For the most part, these assets were fully depreciated and the net write-off only amounted to approximately $500,000. Net additions to property, plant and equipment of $4.5 million were primarily related to the renovation and refurbishment of existing locations along with expenditures for two new stores that opened during the fiscal year.

  The Company has a $65.0 million revolving credit facility with The CIT Group/Business Credit, Inc. Advances under the facility are based on a borrowing base formula, and are subject to certain loan reserves. The facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various restrictions, requirements and financial covenants.

  The Company's primary source of liquidity in fiscal 2000 was the Company's credit facility, under which average borrowings during the year were $18.8 million. Because of the seasonal nature of its business and the build up in inventory for the Christmas shopping season, the amount of outstanding borrowings and letters of credit under the Company's credit facility is typically highest in November. However, in fiscal 2000 the Company reduced inventory during the year and its highest borrowing level was $42.5 million in February 2000. At February 3, 2001, the Company had recorded debt with respect to its credit facility of $368,000 and had outstanding letters of credit (used primarily to purchase certain of the Company's imported inventory) of $1,518,000. The debt is shown as a current liability because the maturity date is August 31, 2001. Due to the pending merger with Gart Sports, the Company does not plan to extend the facility or to seek replacement financing.

  The Company believes that its existing revolving credit facilities together with cash flow from operations will be adequate to meet anticipated capital needs, including seasonal financing needs for fiscal 2001. Capital expenditures in fiscal 2001 are not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements and supplementary financial information required by this Item 8 and included in this report are listed in the Financial Statement index on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

  The following table and information sets forth the names of directors, the year from which each individual has served as a director, the age of each director and the principal occupation or employment of each director.

                              DIRECTOR
     NAME                      SINCE   AGE POSITION WITH THE COMPANY
     ----                     -------- --- -------------------------
     Marvin Aronowitz........   1962    76 Director
     Karen Desenberg.........   1997    39 Director
     Margaret A. Gilliam(1)..   1998    62 Director
     Alvin N. Lubetkin.......   1962    67 Vice Chairman of the Board,
                                           Chief Executive Officer,
                                           President and Director
     Marilyn Oshman..........   1979    61 Chairman of the Board and Director
     Manuel A. Sanchez,         2000    59
      III(1).................              Director
     Dolph B. H. Simon(1)....   1987    68 Director

    --------
    (1) Member of the Audit Committee and the Compensation Committee.

  Mr. Aronowitz has served as a Director of the Company since 1962. He also served as President and Chief Operating Officer of the Company until June 1989, at which time he resigned as an officer and Mr. Lubetkin was elected President. Mr. Aronowitz remains an employee of the Company and was originally hired by the Company in 1945. He is a cousin of Ms. Oshman.

  Ms. Desenberg has been a Director of the Company since June 1997. Prior to that time, she was a Divisional Vice President-Merchandising Manager at the Company from April 1991 until December 1997. She is the daughter of Ms. Oshman and Mr. Lubetkin. Ms. Desenberg is the niece, and Ms. Oshman is the sister, of Judy O. Margolis, a principal shareholder of the Company.

  Ms. Gilliam has been a Director of the Company since September 1998. She has been President of Gilliam & Co., business advisors since April 1997. Prior to that time, she was Director, Equity Research at Credit Suisse First Boston, where she was employed since 1975. She is also a director of Mayor's Jewelers, Inc., a jeweler located in Sunrise, Florida, Horizon Property Group of Chicago, Illinois, a real estate company specializing in outlet malls, and Harold's Stores, of Norman Oklahoma, a retail chain selling better grade apparel for both men and women.

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

  Mr. Sanchez has served as a Director of the Company since 2000, and he also served as a Director of the Company from 1996 through 1998. He currently serves as President of the General Partner of each of Highland Distributing Company, Ltd. and HiPal Partners, Ltd., which are beer importation and distribution companies in Houston and Palestine, Texas.

  Mr. Simon has served as a Director of the Company since 1987. He is currently engaged in the private practice of law. He served as Vice President and General Counsel of Zale Corporation, a jewelry retailer, from 1978 until 1995.

EXECUTIVE OFFICERS

  The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

   NAME                 AGE POSITIONS AND OFFICES HELD
   ----                 --- --------------------------
   Marilyn Oshman.....   61 Chairman of the Board and Director
   Alvin N. Lubetkin..   67 Vice Chairman of the Board, Chief Executive Officer,
                            President and Director
   Steven U. Rath.....   46 Executive Vice President and Secretary
   Steven A. Martin...   51 Senior Vice President, Chief Financial Officer
   Thomas J. McVey....   49 Senior Vice President
   Ray Miller.........   54 Vice President, Treasurer and Assistant Secretary
   Richard L. Randall.   58 Vice President, General Merchandise Manager

  Ms. Oshman was elected Chairman of the Board in April 1993 and has been a Director of the Company since 1979. She has been employed by the Company since 1990.

  Mr. Lubetkin has been an officer of the Company since 1966 and a Director since 1962. Mr. Lubetkin has overall responsibility for the Company's operations. He was originally hired by the Company in 1961.

  Mr. Rath was elected as a Vice President of the Company in 1992, Executive Vice President in April 1998 and Secretary in August 2000. In addition to Mr. Rath's primary responsibilities for the real estate and construction functions, in 1999, he assumed oversight responsibility for the store operations, distribution and e-commerce functions of the Company. Prior to becoming Vice President of the Company, Mr. Rath served as a Divisional Vice President for Corporate Development (1990-1992), and Director of Corporate Development (1988-1989). Before joining the Company, Mr. Rath was Director of Research and Strategic Planning for the Foley's Division of Federated Department Stores, Inc.

  Mr. Martin joined the Company and was elected Senior Vice President, Chief Financial Officer in November 1999. He is primarily responsible for overseeing finance, systems, planning and sales strategy for the Company. Prior to joining the Company, from mid-1997 to November 1999, Mr. Martin managed his own company, Martin Strategic Consulting in St. Charles, Illinois. Prior to that, he was Executive Vice President and Chief Financial Officer with Sun Television and Appliances, Inc. in Columbus, Ohio for one year. Before that, he was Vice President of Strategy and Business Development for Sears, Roebuck and Co. in Hoffman Estates, Illinois since early 1993. Mr. Martin has also held various other financial planning positions with Humana Inc. and BATUS, Incorporated in Louisville, Kentucky, as well as Armco, Inc. in Middletown, Ohio.

  Mr. McVey was elected Vice President and Director of Stores of the Company in March 1996 and Senior Vice President in June 1997. He is primarily responsible for store operations, including visual, print shop, traffic, loss prevention and warehousing. Since 1994, Mr. McVey has served as divisional Senior Vice President and Regional Manager. Prior to that time, he was regional Vice President from 1989 to 1994.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of copies of reports filed with the SEC and written representations from certain of the Company's directors and executive officers that no other reports were required, the Company notes that all forms required to be filed during fiscal 2000 under Section 16(c) were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

  The following table sets forth the amount of remuneration paid by the Company for the three fiscal years ended February 3, 2001, to the Chief Executive Officer and the other executive officers for whom disclosure is required.

                          SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                      ANNUAL COMPENSATION            COMPENSATION AWARDS
                                    ---------------------------    -----------------------
                                                                   RESTRICTED COMMON STOCK
                             FISCAL                                  STOCK     UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY      BONUS   OTHER       AWARDS     OPTIONS     COMPENSATION
---------------------------  ------ --------    -------- ------    ---------- ------------  ------------
Marilyn Oshman...........     2000  $103,846    $100,000 $3,651         0             0       $     0
 Chairman of the Board        1999   100,000           0  1,642         0             0             0
                              1998   100,000           0  1,652         0             0             0
Alvin N. Lubetkin........     2000   405,000     275,000 24,837(1)      0       150,000       151,515(2)
 Vice Chairman of the
  Board,                      1999   390,000           0 28,506(1)      0             0       151,515(2)
 Chief Executive Officer,     1998   390,000           0 35,037(1)      0       250,000(3)    151,515(2)
 President and Director
Richard L. Randall.......     2000   207,692           0      0         0        25,000             0
 Vice President               1999   189,327           0      0         0             0             0
                              1998   128,077           0  5,047         0        20,000             0
Steven A. Martin.........     2000   186,923           0 14,212         0        25,000             0
 Senior Vice President,       1999    38,077(4)        0      0         0        35,000             0
 Chief Financial Officer      1998       --          --     --        --            --            --
Steven U. Rath...........     2000   171,346           0  2,312         0        25,000             0
 Executive Vice Presi-
  dent,                       1999   159,231           0    599         0             0             0
 Secretary                    1998   141,923      50,000      0         0             0             0

--------
(1) Includes $19,157 in 2000, $21,767 in 1999 and $27,574 in 1998 as
    incremental cost to the Company for a $700,000 non-interest bearing ten-year loan made in October 1990 by the Company to Mr. Lubetkin. The loan is being repaid in bi-weekly installments. The loan is secured by certain stock option rights. At the commencement of the last fiscal year, Mr. Lubetkin owed the Company $254,658. As of February 3, 2001, $92,760 remained outstanding under the loan.
(2) The Company has a Deferred Compensation Agreement with Mr. Lubetkin under which Mr. Lubetkin will receive annual lump-sum retirement benefits. This Agreement was amended in 1998 to fix the amount at ten equal payments of $151,515 each. The first payment was made in January 1999. In the event of Mr. Lubetkin's death, such payments will be made to his designated beneficiary. In connection with this amendment, the insurance policy that had originally been purchased to fund payments under the Deferred Compensation Agreement was cancelled and the cash value of the policy was paid to the Company.
(3) This grant is a repricing of previously granted stock options made in 1995 under the 1994 Omnibus Plan.
(4) Mr. Martin became employed by the Company on November 1, 1999.

OPTION GRANTS

  The following table sets forth the stock option grants by the Company for the fiscal year ended February 3, 2001, to the Chief Executive Officer and the other executive officers for whom disclosure is required. Ms. Oshman did not receive an option grant.




                                                                        POTENTIAL REALIZED
                             INDIVIDUAL GRANTS                           VALUE AT ASSUMED
                         -------------------------                     ANNUAL RATES OF STOCK
                         NUMBER OF     % TOTAL                          PRICE APPRECIATION
                         SECURITIES    OPTIONS     EXERCISE               FOR OPTION TERM
                         UNDERLYING   GRANTED TO   OR BASE             ---------------------
                          OPTIONS     EMPLOYEES     PRICE   EXPIRATION     5%        10%
NAME                     GRANTED(1) IN FISCAL YEAR  ($/SH)     DATE       ($)        ($)
----                     ---------- -------------- -------- ---------- ---------- ----------
Alvin N. Lubetkin.......  150,000       50.0%       $3.25    3/19/06   $  157,562 $  354,998
Richard L. Randall......   25,000        8.3%       $2.00    3/19/06       16,679     37,738
Steven A. Martin........   25,000        8.3%       $2.00    3/19/06       16,679     37,738
Steven U. Rath..........   25,000        8.3%       $2.00    3/19/06       16,679     37,738

                       OPTION GRANTS IN LAST FISCAL YEAR
--------
(1) Pursuant to the option agreements, each of the options vest and become exercisable in the following amounts and at the following times: 34% on the date in 2001 when the Company publicly issues its release of earnings for its fiscal year 2000, and 33% on each of the first and second anniversaries of such date. (See Item 12--Security Ownership of Certain Beneficial Owners and Management--Beneficial Ownership of Common Stock of Directors and Executive Officers regarding vesting of options as a result of the merger.)

OPTION EXERCISES AND OPTION VALUES

  The following table sets forth the stock option exercises for the fiscal year ended February 3, 2001, by the Chief Executive Officer and the other executive officers for whom disclosure is required and the value of unexercised options at the fiscal year ended February 3, 2001. Ms. Oshman does not hold any stock options.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                 NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                           SHARES               UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                          ACQUIRED     VALUE     OPTIONS AT FY-END (#)         AT FY-END ($)
                         ON EXERCISE  REALIZED
NAME                         (#)        ($)    EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
----                     -----------  -------- ------------------------- -------------------------
Alvin N. Lubetkin.......   70,000     $96,250      30,000/300,000(1)        $115,800/$1,495,500
Richard L. Randall......      --          --            0/45,000                   0/251,200
Steven A. Martin........      --          --            0/60,000                   0/441,600
Steven U. Rath..........   11,000(2)   45,685           0/34,000                   0/227,193

--------
(1) Does not include 100,000 shares of restricted stock granted to Mr. Lubetkin under the 1994 Omnibus Plan.
(2) Includes 5,000 shares acquired upon exercise of options outstanding under the 1986 Stock Option Plan, and 6,000 shares acquired upon exercise of two option grants outstanding under the 1994 Omnibus Plan.

COMPENSATION OF DIRECTORS

  Each non-employee director of the Company currently receives director's fees at a rate of $15,000 per full year. In addition, each non-employee director receives $1,000 per meeting attended and $500 for meeting participation via telephone. Members of the Audit Committee receive $1,000 per meeting attended and members of the Compensation Committee receive $1,000 per meeting attended. The Chairman of the Audit Committee and the Compensation Committee receives a 50% premium fee for each meeting attended. The Company reimburses directors for out-of-pocket expenses incurred in connection with their duties. In addition, each non-employee director is granted options under the non-employee director stock option plan upon his or her becoming a director and at the beginning of each term thereafter for which he or she is re-elected.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

  In October 1990, the Company entered into an employment agreement with Mr. Lubetkin. The agreement provides that Mr. Lubetkin will serve as the Chief Executive Officer of the Company for such salary and compensation as may be fixed from time to time by the Board of Directors. The agreement limits the ability of Mr. Lubetkin to compete with the Company for a period of 18 months after he ceases to be an employee of the Company. The term of the agreement commenced October 3, 1990 and continues until the loan to Mr. Lubetkin described in note (1) to the Summary Compensation Table has been fully repaid.

  The Company has entered into an executive salary continuation agreement with Mr. Aronowitz, as its former President and Chief Operating Officer, under which the Company agrees to pay to certain beneficiaries of Mr. Aronowitz up to $51,000 upon his death. This payment is to be funded by an insurance policy obtained by the Company on the life of Mr. Aronowitz. The Company paid $5,435 for this policy during the fiscal year ended February 3, 2001. As an employee of the Company, Mr. Aronowitz was paid $57,115 during fiscal year 2000.

  The Company maintains severance pay and bonus policies for Key Executives, Executives, and Key Employees of the Company. The policies provide that the Company will be required to make payments (in the form of bonuses or severance payments, depending on the circumstances) to designated officers and employees of the Company on a date that is six months following a "Change of Control" of the Company. A Change of Control occurs when (i) certain persons or groups hold or acquire, directly or indirectly, securities representing 50% or more of the voting power of the Company's then outstanding voting stock or (ii) there is a change in the ownership of 80% or more of the assets of the Company. Following a Change of Control, the Company is obligated to make such payments whether the designated persons continue in the employ of the Company or they resign for "Good Reason" or are terminated for any reason other than for Cause. The amount payable to Ms. Oshman and Messrs. Lubetkin, Aronowitz and Rath under the Key Executive Policy is equal to the lesser of (i) 299% of the person's "base amount," as defined in the Internal Revenue Code of 1986, as amended, which is generally the same as such person's average annual compensation from the Company, or (ii) the maximum amount of additional compensation that may be paid to such person without the Company losing any Federal income tax deduction for such payments or the employee being subjected to a Federal excise tax on such payments. The amounts payable to Messrs. Martin, Randall, and McVey and the designated Key Employees of the Company are calculated using other formulas and are subject to different restrictions. The Company also maintains a severance benefits policy for all other eligible employees of Oshman's Sporting Goods, Inc.--Services whose employment is involuntarily terminated within six months after a Change of Control. Such employees are entitled to receive one week's pay for every whole year of continuous service with the Company, with a minimum guaranteed payment of five weeks pay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Based on the records of the Company as of March 30, 2001, the following persons were known by the Company to own beneficially more than 5% of the Common Stock of the Company then outstanding:

                                                     AMOUNT AND NATURE
                                                       OF BENEFICIAL   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)    OF CLASS
------------------------------------                 ----------------- --------
Gart Sports Company.................................     2,914,543(2)    50.0%
 1000 Broadway
 Denver, Colorado 80203
Marilyn Oshman......................................     1,211,174(3)    20.8%
 2302 Maxwell Lane
 Houston, Texas 77023
Judy O. Margolis....................................       717,591(4)    12.3%
 1400 Post Oak Blvd., Suite 808
 Houston, Texas 77056
Edward C. Stanton III, Trustee......................       422,300(5)     7.2%
 1111 Hermann Drive, #7-D
 Houston, Texas 77074
Dimensional Fund Advisors, Inc......................       353,500        6.0%
 1299 Ocean Ave., 11th Floor
 Santa Monica, California 90401
Vendamerica B.V.....................................       300,000        5.1%
 De Klencke 6 1083 HH
 Amsterdam, Netherlands
Barry M. Lewis, Trustee.............................       298,432(6)     5.1%
 2000 West Loop South, Suite 1080
 Houston, Texas 77027

--------
(1) The persons listed have the sole power to vote and to dispose of the shares beneficially owned by them except as otherwise indicated. Does not include 11,802 shares owned by the Oshman Foundation. Marilyn Oshman and Judy O. Margolis are two of six trustees of the Oshman Foundation. Such trustees are vested with the power to vote and dispose of all assets of the Foundation, including such shares. These persons disclaim all beneficial ownership of shares owned by the Foundation.
(2) Gart Sports Company and GSC Acquisition Corp., both with an address of 1000 Broadway, Denver, Colorado 80203, reported beneficial ownership of these shares on a Schedule 13D filed March 5, 2001. Pursuant to the voting agreements discussed in "Item 12. Security Ownership of Certain Beneficial Owners and Management--Change in Control," shareholders holding over 50% of the Company's outstanding stock have entered into voting agreements with Gart Sports wherein they have agreed to vote their shares in favor of the merger discussed in "Item 1. Business--Development of Business" and have granted Gart Sports an irrevocable proxy to vote the shares in favor of the merger. Based on a Form 8-K filed by Gart Sports dated February 22, 2001, Green Equity Investors, L.P., with an address of 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025, controls 64% of the outstanding stock of Gart Sports Company. By virtue of such ownership, Green Equity Investors, L.P. may be deemed to control Gart Sports and, therefore, may be deemed to have beneficial ownership of the Common Stock subject to the voting agreements pursuant to which Gart Sports has an irrevocable proxy to vote the shares in favor of the merger.
(3) Includes 315,300 shares held by Ms. Oshman as trustee for the benefit of her children. Does not include 422,300 shares held in trust by Mr. Stanton as trustee for the benefit of Ms. Oshman and her children.
(4) Includes 257,800 shares held by Ms. Margolis as trustee for the benefit of her children. Does not include 298,432 shares held in trust by Mr. Lewis as trustee for the benefit of Ms. Margolis and her children.
(5) These shares are held by Mr. Stanton as trustee for the benefit of Ms. Oshman and her children.
(6) These shares are held by Mr. Lewis as trustee for the benefit of Ms. Margolis and her children.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF DIRECTORS AND EXECUTIVE OFFICERS

  The following table shows, as of March 30, 2001, the number of shares of Common Stock beneficially owned by each of the directors and the executive officers named in the Summary Compensation Table, and all executive officers and directors as a group:

                                                     AMOUNT AND
                                                       NATURE
                                                         OF
                                                     BENEFICIAL        PERCENT
NAME OF BENEFICIAL OWNER                             OWNERSHIP(1)      OF CLASS
------------------------                             -----------       --------
Marilyn Oshman......................................  1,211,174(2)       20.8%
Alvin N. Lubetkin...................................    540,900(3)        8.6%
Marvin Aronowitz....................................     28,441(4)          *
Karen Desenberg.....................................    164,146(5)        2.8%
Margaret A. Gilliam.................................     10,000(6)          *
Thomas J. McVey.....................................     45,000(7)(8)       *
Steven A. Martin....................................     60,000(7)(9)     1.0%
Richard L. Randall..................................     45,000(7)(10)      *
Steven U. Rath......................................     63,300(7)(11)    1.1%
Manuel A. Sanchez, III..............................    112,000(12)       1.9%
Dolph B.H. Simon....................................     20,000(13)         *
All executive officers and directors as a group (12
 persons) ..........................................  2,303,961(7)(14)   35.4%

--------
*Less than 1%
(1) The persons listed have the sole power to vote and to dispose of the shares beneficially owned by them except as otherwise indicated. The 11,802 shares owned by the Oshman Foundation, of which Mr. Aronowitz, Ms. Oshman and Mr. Lubetkin are three of the six trustees, are not included. Such trustees are vested with the power to vote and dispose of all assets of the Foundation, including such shares. These persons disclaim all beneficial ownership of shares owned by the Foundation. The number of shares include all options and restricted stock held by the persons listed, which options have become vested, and restricted stock restrictions and conditions have been deemed satisfied, as a result of the "change in control" that has been deemed to occur under the option plans because Gart Sports has become a beneficial owner of 30% or more of the Company's voting securities.
(2) Includes 315,300 shares held by Ms. Oshman as trustee for the benefit of her children. Does not include 422,300 shares held in trust for the benefit of Ms. Oshman and her children.
(3) Includes 100,000 shares of restricted Common Stock that have vested. Includes vested options to purchase 330,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.
(4) Includes vested options to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.
(5) Does not include 157,650 shares of Common Stock held in trust for the benefit of Ms. Desenberg. Includes 26,000 shares held by Ms. Desenberg as trustee or custodian for her children and another person. Includes 3,550 shares that are also held by Ms. Desenberg's husband. Includes vested options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.
(6) Includes vested options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.
(7) Excludes 64,344 shares owned by the Company's 401(k) Plan of which Messrs. Randall, Rath, Martin, and McVey are four of the six trustees. Such trustees share voting and dispositive power over such shares. These persons disclaim beneficial ownership of shares owned by the 401(k) Plan, except to the extent of their respective interests as participants in the 401(k) plan.
(8) Includes vested options to purchase 45,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.
(9) Includes vested options to purchase 60,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.
(10) Includes vested options to purchase 45,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.

(11) Includes vested options to purchase 34,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan. Includes 4,000 shares held by Mr. Rath as custodian for his children.
(12) Includes vested options to purchase 8,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.
(13) Includes vested options to purchase 20,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.
(14) Includes restricted stock and vested options to purchase 676,000 shares of Common Stock held by officers and directors pursuant to the Company's 1993 Non-Employee Director Stock Option Plan and 1994 Omnibus Plan.

CHANGES IN CONTROL

  The Company has entered into the Merger Agreement described in "Item 1. Business--Development of Business." In connection with the Merger Agreement, the following shareholders of the Company have each entered into a voting agreement dated as of February 21, 2001 pursuant to which they have agreed to vote all of their shares of Common Stock of the Company in favor of the merger: Marilyn Oshman, Alvin Lubetkin, Judy Margolis, Karen and Douglas Desenberg, Edward C. Stanton, III, Trustee, and Barry M. Lewis, Trustee. The shareholders have agreed pursuant to the voting agreements to vote, and have appointed Gart Sports as their irrevocable proxy to vote, their shares in favor of the merger and of certain related agreements and actions and against certain other enumerated actions or agreements. Subject to the terms and conditions of the voting agreements, the shareholders have also agreed to refrain from soliciting certain inquiries or proposals regarding the Company, to restrictions on transfer of their shares, to waive any rights of appraisal available in the merger with respect to their shares and to take or refrain from taking certain other actions.

  As an inducement for Ms. Margolis, Mr. Stanton, and Mr. Lewis to enter into the voting agreements, Gart Sports has agreed in Indemnification Agreements dated as of February 21, 2001 to indemnify each such shareholders for any and all claims relating to the subject matter of the indemnification agreement, the voting agreement or the Merger Agreement. The right of such shareholders to be indemnified exists whether or not such claims are based in whole or in part on the shareholders' negligent acts or omissions

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In numerous transactions since 1959, the Company has leased both land and buildings for its executive offices, warehouses and one store in Houston, Texas from two trusts (the "Warehouse Trusts") of which Marilyn Oshman and Judy O. Margolis are the respective beneficiaries. Many of these leases are in effect at the present time. The aggregate rental payments from the Company to the Warehouse Trusts were approximately $398,860 during the fiscal year ended February 3, 2001. The existing leases were amended as of February 8, 1998, to extend the term to expire on November 3, 2003, and the annual rental was increased to $398,860. The amendment also provides for an option period to extend the term for an additional five years, at an annual rental rate of $478,632. The Company believes that the terms of all of these leases with the Warehouse Trusts are as favorable to the Company as the terms under which it could lease comparable facilities from an unaffiliated lessor in arm's length transactions. If the Company needs to further expand its offices or warehouse facilities, it may enter into other leases with the Warehouse Trusts. However, no lease will be entered into unless its terms are as favorable to the Company as those which could be obtained in arm's length negotiations for comparable premises.

  In March 1988, the Company entered into an agreement with Flagship Associates providing for the lease by the Company of the land and building in Union, New Jersey where one of the Company's stores was operated from March 1990 to September 1993. Charles Lubetkin, Alvin Lubetkin's brother, is a general partner of Flagship Associates and has a 19.75% interest in such partnership. The lease is for a term of twenty years, provides for annual rental payments of $600,000 and is otherwise on terms the Company believes to be no less favorable than could be obtained from an unrelated third party. This lease was amended and assigned to an unrelated third party in September 1993, and the Company remains liable on the lease. This unrelated third party filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on December 16, 1997. The lease was subsequently assumed and assigned to a different unrelated third party on February 5, 1998.

  As of February 3, 2001, the Company had two loans outstanding with its Chief Executive Officer, Mr. Lubetkin. One is a $700,000 non-interest bearing ten-year loan made in October 1990 by the Company to Mr. Lubetkin. In conjunction with Mr. Lubetkin's voluntary salary reduction in 1991, the Company modified the loan so that at the scheduled maturity of the note in September 2000, a lump sum would be due and payable. In July 2000, the Company permitted the payment of the lump sum on an installment basis in 82 bi-weekly installments. The loan is secured by certain stock option rights. As of March 30, 2001, $81,142 remained outstanding on the loan. On January 21, 2001, the Company made a second loan to Mr. Lubetkin to allow for the exercise of stock options previously granted to him. The principal amount of the loan is $13,750 with an interest rate of 5.9% payable in bi-weekly installments. As of March 30, 2001, $7,454 remained outstanding on the second loan. After the end of fiscal year 2000, on February 20, 2001, the Company made a third loan to Mr. Lubetkin for the payment of taxes resulting from the exercise of stock options. The principal amount of the loan is $28,345.63 to be paid upon consummation of the merger with Gart Sports at an interest rate of 5.18%. As of March 30, 2001, $28,345.63 remained outstanding on the third loan. The largest aggregate amount of loans outstanding to Mr. Lubetkin at any time during fiscal year 2000 was $254,658.

  Andrew Lubetkin, the son of Ms. Oshman and Mr. Lubetkin, is employed by the Company and was paid $67,107 during fiscal year 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
 (a) 1. Financial Statements
     Report of Independent Certified Public Accountants..............      23
     Consolidated balance sheets at February 3, 2001 and January 29,
      2000...........................................................      24
     Consolidated statements of operations for the years ended
      February 3, 2001, January 29, 2000 and January 30, 1999........      25
     Consolidated statement of stockholders' equity for the years
      ended January 30, 1999, January 29, 2000 and February 3, 2001..      26
     Consolidated statements of cash flows for the years ended
      February 3, 2001, January 29, 2000, and January 30, 1999.......      27
     Notes to consolidated financial statements......................      28
     Selected Quarterly Financial Data--Years ended February 3, 2001
      and
      January 29, 2000 ..............................................      40
     2. Financial Statement Schedules
     Schedule II--Allowance for Doubtful Receivables--Years ended
      February 3, 2001,
      January 29, 2000 and January 30, 1999..........................      41

  All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3. List of Exhibits
     See index to exhibits immediately following the signature page.

  The Registrant will furnish to stockholders a copy of any exhibit upon payment of $.20 per page to cover the expense of furnishing such copies.
Requests should be directed to Steven Martin, Oshman's Sporting Goods, Inc.,
P.O. Box 230234, Houston, Texas 77223-0234.

 (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended February 3, 2001.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Oshman's Sporting Goods, Inc.

  We have audited the accompanying consolidated balance sheets of Oshman's Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oshman's Sporting Goods, Inc. and Subsidiaries as of February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note A5, the Company changed its method of pricing inventory for the year ended February 3, 2001.

  We have also audited Schedule II of Oshman's Sporting Goods, Inc. and Subsidiaries for each of the three years in the period ended February 3, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Houston, Texas
March 19, 2001

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 3, 2001 AND JANUARY 29, 2000
                             (DOLLARS IN THOUSANDS)

                                                              2000      1999
                                                            --------  --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $    356  $    321
  Accounts receivable, less allowance of $88 in 2001 and in
   2000....................................................    1,072     1,750
  Merchandise inventories..................................   81,412    94,157
  Prepaid expenses and other...............................    3,819       466
                                                            --------  --------
    Total current assets...................................   86,659    96,694
PROPERTY, PLANT AND EQUIPMENT--AT COST.....................   67,874    87,103
  Less accumulated depreciation and amortization...........   35,110    51,140
                                                            --------  --------
                                                              32,764    35,963
OTHER ASSETS...............................................       20         8
                                                            --------  --------
                                                            $119,443  $132,665
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations.............. $    461  $     58
  Trade accounts payable...................................   32,277    30,094
  Accrued liabilities......................................   19,974    20,998
  Store closing reserve....................................       97     1,044
                                                            --------  --------
    Total current liabilities..............................   52,809    52,194
LONG-TERM OBLIGATIONS......................................      557    37,463
OTHER NONCURRENT LIABILITIES...............................    8,476     6,643
STOCKHOLDERS' EQUITY
  Common stock.............................................    5,913     5,830
  Additional capital.......................................    4,575     4,210
  Retained earnings........................................   47,349    26,346
    Less: Treasury stock, at cost..........................     (236)      (21)
                                                            --------  --------
                                                              57,601    36,365
                                                            --------  --------
                                                            $119,443  $132,665
                                                            ========  ========

                See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       YEAR ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   2000      1999      1998
                                                 --------  --------  --------
Net sales....................................... $330,470  $306,492  $309,057
Cost of goods sold..............................  215,913   201,572   203,277
                                                 --------  --------  --------
    Gross profit................................  114,557   104,920   105,780
Operating expenses
  Selling and administrative expenses...........  100,534   105,140   106,396
  Pre-opening expenses..........................      571       722       --
  Impairment of long-lived assets...............      --        --      3,000
  Store closing provision.......................     (751)      --       (499)
  Miscellaneous income..........................   (6,953)     (322)   (4,263)
                                                 --------  --------  --------
    Operating income (loss).....................   21,156      (620)    1,146
Interest expense, net...........................    1,920     3,011     3,241
                                                 --------  --------  --------
Earnings (loss) before income taxes.............   19,236    (3,631)   (2,095)
Income tax benefit..............................     (795)       (1)     (744)
                                                 --------  --------  --------
  Earnings (loss) before cumulative effect of
   change in accounting
   principle....................................   20,031    (3,630)   (1,351)
Cumulative effect of change in accounting
 principle from retail to cost method of
 accounting for inventory.......................      972       --        --
                                                 --------  --------  --------
    NET EARNINGS (LOSS)......................... $ 21,003  $ (3,630) $ (1,351)
                                                 ========  ========  ========
Earnings (loss) per share
  Earnings (loss) before cumulative effect of
   change in accounting principle
    Basic earnings (loss) per share............. $   3.47  $   (.62) $   (.23)
    Diluted earnings (loss) per share........... $   3.30  $   (.62) $   (.23)
  Cumulative effect of change in accounting
   principle from retail to cost method of
   accounting for inventory
    Basic earnings (loss) per share............. $    .17  $    --   $    --
    Diluted earnings (loss) per share........... $    .16  $    --   $    --
Net earnings (loss) per share
    Basic earnings (loss) per share............. $   3.64  $   (.62) $   (.23)
    Diluted earnings (loss) per share........... $   3.46  $   (.62) $   (.23)


                See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                                 (IN THOUSANDS)

                                     COMMON STOCK
                                     ------------- TREASURY ADDITIONAL RETAINED
                                     SHARES AMOUNT  STOCK    CAPITAL   EARNINGS
                                     ------ ------ -------- ---------- --------
Balance at January 31, 1998......... 5,830  $5,830  $ (21)    $4,177   $31,327
Compensation under stock option and
 stock bonus plans..................   --      --     --          33       --
Net loss for the year...............   --      --     --         --     (1,351)
                                     -----  ------  -----     ------   -------
Balance at January 30, 1999......... 5,830   5,830    (21)     4,210    29,976
Net loss for the year...............   --      --     --         --     (3,630)
                                     -----  ------  -----     ------   -------
Balance at January 29, 2000......... 5,830   5,830    (21)     4,210    26,346
Acquisition of treasury stock.......   --      --    (215)       --        --
Issuance of shares under stock op-
 tion plans.........................    83      83    --         365       --
Net earnings for the year...........   --      --     --         --     21,003
                                     -----  ------  -----     ------   -------
Balance at February 3, 2001......... 5,913  $5,913  $(236)    $4,575   $47,349
                                     =====  ======  =====     ======   =======




                See notes to consolidated financial statements.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEAR ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows of operating activities
  Net earnings (loss).............................. $ 21,003  $(3,630) $(1,351)
  Adjustments to reconcile net cash provided (used)
   by operating activities
    Depreciation and amortization..................    5,900    6,340    7,181
    Cumulative effect of change in accounting
     principle from retail to cost method of
     accounting for inventory......................     (972)     --       --
    Charge to reserve for store closings...........   (1,263)  (1,224)  (1,729)
    Provision (recovery) for losses on store
     closings, net.................................       42      --      (499)
    Stock option and bonus plan expense, net of
     stock retained for income taxes...............      --       --        33
    (Gain) loss on disposition of real estate,
     leasehold interests and fixed assets..........   (7,023)       5   (3,927)
    Amortization of deferred rental allowance......     (621)    (495)    (458)
    Recording impairment of long-lived assets......      --        --    3,000
    Changes in assets and liabilities
      Decrease (increase) in accounts receivable...      678     (254)     233
      Decrease (increase) in merchandise
       inventories.................................   13,877   (7,156)  13,352
      Increase in prepaid expenses and other.......   (2,993)     (29)     (61)
      Decrease in other assets.....................        5      187        2
      Increase (decrease) in trade accounts
       payable.....................................    2,183   (3,384)  (8,889)
      (Decrease) increase in accrued liabilities...   (1,708)   5,458   (1,009)
      Increase (decrease) in other noncurrent
       liabilities.................................    2,220      (90)     382
      Decrease in income taxes.....................   (1,249)     (62)    (167)
                                                    --------  -------  -------
        Net cash provided (used) by operating
         activities................................   30,079   (4,334)   6,093
Cash flows of investing activities
  Proceeds from disposition of real estate,
   leasehold interests and fixed assets............    8,598      --     4,197
  Purchase of property, plant and equipment........   (4,477)  (6,631)  (2,976)
  Proceeds from note receivable....................      164       72       73
  Proceeds from landlords..........................    1,941    2,016      446
                                                    --------  -------  -------
        Net cash provided (used) by investing
         activities................................    6,226   (4,543)   1,740
Cash flows of financing activities
  Proceeds from issuance of stock..................      448      --       --
  Acquisition of treasury stock....................     (215)     --       --
  Proceeds from issuance of long-term obligations..      197      546      --
  Payments of long-term obligations................      (69)     (24)  (3,527)
  (Payments) proceeds from revolving credit
   facility, net...................................  (36,631)   8,320   (4,313)
                                                    --------  -------  -------
        Net cash (used) provided by financing
         activities................................  (36,270)   8,842   (7,840)
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................       35      (35)      (7)
Cash and cash equivalents at beginning of period...      321      356      363
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $    356  $   321  $   356
                                                    ========  =======  =======
Supplemental disclosures of cash flow information
 Cash paid (received) during the year for
  Income taxes..................................... $    418  $    26  $  (244)
  Interest expense.................................    1,889    2,793    3,134

                See notes to consolidated financial statements.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE A--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GENERAL BUSINESS

  Oshman's Sporting Goods, Inc. (the Company) operates a chain of retail sporting goods specialty stores. As of February 3, 2001, the Company operated 43 Supersports USA stores, 38 of which are megastores and 5 of which are mini-SuperSports USA stores and 15 traditional stores. Sales in Texas and California in 2000 accounted for 57% and 13% of retail sales. The majority of the Company's sales are either cash or through major national credit cards.

1.Fiscal Year

  The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2000, 1999, and 1998 ended on February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

2.Principles of Consolidation

  The consolidated financial statements include the accounts of Oshman's Sporting Goods, Inc. and its subsidiaries, all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

3.Use of Estimates

  In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.Merchandise Inventories

  Effective January 30, 2000, the Company changed from the retail method of accounting for inventory to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this change was an increase in the inventory value of $972,000. It is not possible to determine the effect of the change on income in any previously reported fiscal periods as no comparable average cost information was available.

6.Property, Plant and Equipment

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

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


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

7.Amortization of Other Assets

  Loan acquisition costs are being amortized over the term of the related debt using the straight-line method, which approximates the interest method.

8.Deferred Rental Allowances

  The Company may receive payments from landlords as inducements to sign new store leases. The construction costs of real property improvements are offset by this landlord funding. Deferred rental allowances represent payments in excess of the costs of the real property improvements and are recognized as a reduction of rent expense over the life of each applicable lease.

9.Income Taxes

  Provision has been made for deferred income taxes applicable to the temporary differences between earnings for financial reporting purposes and taxable income. Principal temporary differences include differences in accounting for depreciation and capitalization of certain inventory costs.

10.Pre-opening Expense

  Expenses (other than property, plant and equipment) associated with the opening of new stores are charged to expense as incurred.

11.Advertising Costs

  Advertising costs consist principally of newspaper and television advertisements and are recorded net of any advertising incentives earned from vendors. Advertising costs were $9,019,000, $9,990,000 and $11,376,000 in fiscal years 2000, 1999 and 1998.

12.Store Closing Provision

  The Company provides a provision for store closings when the decision to close a store is made. The provision consists of the incremental costs which are expected to be incurred, including future net lease obligations, employee costs and other direct store closing costs. Inventory valuation adjustments, as necessary, are recorded as additional cost of goods sold and as a direct reduction to inventory. If the Company determines that the provision is no longer necessary, it is recognized as income at that time.

13.Earnings Per Share

  Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999 net income available for common stockholders by the weighted average number of common shares and potential dilutive common shares outstanding. Stock options may be potential dilutive common shares and are therefore considered in the earnings per share calculations, if dilutive. The number of potential dilutive common shares is determined using the treasury stock method.

14. Revenue Recognition

  Revenue from merchandise sales is recognized when merchandise is sold. Revenue from service sales is recognized when the services are performed. In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company changed its method of accounting for layaway sales during the first quarter of fiscal 2000. The accounting change did not have a material impact on annual or quarterly results of operations or financial position.

15. Reclassifications

  Certain amounts in prior financial statements have been reclassified to conform to the fiscal year 2000 financial statement presentation.

NOTE B--PROPERTY, PLANT AND EQUIPMENT

  The cost of property, plant and equipment at the end of the year consists of the following:

                                                                 2000    1999
                                                                ------- -------
                                                                (IN THOUSANDS)
     Furniture, fixtures and equipment......................... $39,904 $54,013
     Leasehold improvements....................................  24,417  28,741
     Buildings.................................................   1,814   2,000
     Land......................................................   1,283   1,876
     Leasehold improvements under capital leases...............     456     473
                                                                ------- -------
                                                                $67,874 $87,103
                                                                ======= =======

NOTE C--NOTE RECEIVABLE

  The Company has a non-interest bearing note receivable from the Company's Chief Executive Officer. At the end of fiscal years 2000 and 1999, the balance of the note was $93,000 and $255,000, respectively. The note is payable in bi-weekly installments of approximately $2,905. The note is collateralized by Company stock options.

NOTE D--LONG-TERM OBLIGATIONS

  Long-term obligations at the end of the year consist of the following:

                                                                   2000  1999
                                                                   ---- -------
                                                                       (IN
                                                                    THOUSANDS)
     Revolving credit facility due August 31, 2001, interest
      payable monthly, collateralized by inventory, accounts
      receivable and real estate.................................. $368 $36,998

     Capitalized lease obligations, interest at an average rate of 10.4% and 10.6% respectively in 2000 and 1999, maturing
      at various dates through 2007..............................   650     523
                                                                  ----- -------
                                                                  1,018  37,521
       Less current maturities...................................   461      58
                                                                  ----- -------
                                                                  $ 557 $37,463
                                                                  ===== =======

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  Following are maturities of long-term obligations for each of the next five years and thereafter:

            FISCAL YEAR                        AMOUNT
            -----------                    --------------
                                           (IN THOUSANDS)
            2001..........................     $  461
            2002..........................        110
            2003..........................        104
            2004..........................        112
            2005..........................        117
            Thereafter....................        114
                                               ------
                                               $1,018
                                               ======

  The Company has an agreement providing for a $65,000,000 revolving credit facility with The CIT Group/Business Credit, Inc. (CIT). Advances under the facility are based on a borrowing base formula and subject to certain loan restrictions, and the facility is secured primarily by inventory, accounts receivable and real estate. The credit agreement includes various requirements, financial covenants and restrictions, including a restriction on the payment of dividends.

  At the end of fiscal 2000, advances under the credit facility bore interest at the prime rate (9.5% at February 3, 2001) plus 0.375% and any unused borrowing capacity is subject to a line of credit fee of .25%. The Company could, under certain circumstances, elect to have interest computed at a rate of the London Interbank Offered Rate (LIBOR, 5.42% to 5.57% at February 3,
2001) plus 2.5%. The credit facility expires August 31, 2001.

  At the end of fiscal years 2000 and 1999, outstanding letters of credit were $1,518,000 and $582,000, respectively.

NOTE E--INCOME TAXES

  The Company's tax expense (benefit) consisted of the following:

                                                             2000    1999  1998
                                                            -------  ----  -----
                                                              (IN THOUSANDS)
     Current
       Federal............................................. $   438  $18   $(686)
       Foreign.............................................      35   35      43
       State...............................................     520    4       2
     Deferred
       Federal.............................................  (1,996) --      --
       State...............................................     208  (58)   (103)
                                                            -------  ---   -----
                                                            $  (795) $(1)  $(744)
                                                            =======  ===   =====

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  A reconciliation of income tax benefits on net earnings (losses) before income taxes computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of operations is as follows:

                                                        2000     1999    1998
                                                       -------  -------  -----
                                                          (IN THOUSANDS)
     Income tax benefit at statutory rate............. $ 7,361  $(1,235) $(712)
     Increases (reductions)
       Change in valuation allowance..................  (8,716)   1,256     86
       Carryback of net operating loss to periods for
        which tax rates exceed current rate...........     --       --    (179)
     State Taxes......................................     480      (33)   (67)
     Other items--net.................................      80       11    128
                                                       -------  -------  -----
       Income tax benefit............................. $  (795) $    (1) $(744)
                                                       =======  =======  =====

  Deferred tax assets and liabilities consist of the following:

                                            FEBRUARY 3, 2001  JANUARY 29, 2000
                                            ----------------- -----------------
                                            CURRENT LONG-TERM CURRENT LONG-TERM
                                            ------- --------- ------- ---------
                                             (IN THOUSANDS)    (IN THOUSANDS)
   ASSETS
     Accrued expenses...................... $  437   $  709    $ 379   $  645
     Lease incentives......................    232    2,361      167    1,851
     Store closing reserves................     33      --       355      --
     Net operating loss carryforward.......  2,405      --       --     9,112
     Business tax credits..................    --     1,213      --     1,082
                                            ------   ------    -----   ------
                                             3,107    4,283      901   12,690
                                            FEBRUARY 3, 2001  JANUARY 29, 2000
                                            ----------------- -----------------
                                            CURRENT LONG-TERM CURRENT LONG-TERM
                                            ------- --------- ------- ---------
                                             (IN THOUSANDS)    (IN THOUSANDS)
   LIABILITIES
     Depreciation of property and equip-
      ment................................. $  --    $4,508    $ --    $3,561
     Inventory capitalization..............    886      --       722      --
     State taxes...........................      4      329        4      132
     Other.................................     50      128       50      127
                                            ------   ------    -----   ------
                                               940    4,965      776    3,820
                                            ------   ------    -----   ------
   Net asset (liability) before valuation
    allowance..............................  2,167     (682)     125    8,870
     Less valuation allowance..............    --       --      (179)  (9,128)
                                            ------   ------    -----   ------
       NET ASSET (LIABILITY)............... $2,167   $ (682)   $ (54)  $ (258)
                                            ======   ======    =====   ======

  In fiscal 1998, the Company recorded Federal income tax refunds of $686,000, of which $219,000 plus interest of $3,000 was received by year-end, resulting from the application of net operating loss carrybacks. Approximately $179,000 of the tax refunds in 1998 relate to the benefit of carrying back net operating losses to periods for which the tax rates exceeded the current 34% Federal income tax rate.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  Deferred tax assets were reduced by valuation allowances of $-0- and $9,307,000 at February 3, 2001 and January 29, 2000, respectively. In 2000, the Company reduced its valuation allowance by $9,307,000 as a result of current year operations, the reduction in deferred tax assets and the reversal of the remaining valuation allowance due to the fact that management now believes that more likely than not, the deferred tax assets will be realized in the future. In 1999, the Company increased its valuation allowance by $1,256,000 due to net deferred tax assets generated during the year.

  The Company has net operating loss carryforwards of approximately $7,100,000. The carryforwards expire as follows:

            EXPIRATION                         AMOUNT
            ----------                     --------------
                                           (IN THOUSANDS)
            2013..........................     $1,803
            2019..........................      5,297
                                               ------
                                               $7,100
                                               ======

  Additionally, the Company has job tax credit carryforwards of $770,000 expiring from 2008 to 2011 and alternative minimum tax credit carryforwards of approximately $440,000.

NOTE F--COMMITMENTS AND CONTINGENCIES

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

  Future minimum rental payments under operating leases at the end of 2000 are as follows:

     FISCAL YEAR                                                      AMOUNT
     -----------                                                  --------------
                                                                  (IN THOUSANDS)
     2001........................................................    $19,922
     2002........................................................     20,215
     2003........................................................     19,393
     2004........................................................     17,003
     2005........................................................     16,933
     Thereafter to 2022..........................................    142,292

  Minimum payments have not been reduced by minimum sublease rental income of $9,463,000 due in the future under noncancelable subleases.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  Total rental expense entering into the determination of net earnings (loss) is as follows:

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Leased facilities
     Minimum rentals................................... $17,796 $18,478 $18,862
     Contingent rentals (based on a percentage of
      sales)...........................................   1,373     856   1,003
                                                        ------- ------- -------
                                                         19,169  19,334  19,865
   Other rentals.......................................     208     384     394
                                                        ------- ------- -------
                                                        $19,377 $19,718 $20,259
                                                        ======= ======= =======

  Certain leases between the Company and two trusts, which are for the benefit of two shareholders, provide for total minimum annual rentals of $399,000 through November, 2003.

PROFIT SHARING PLAN

  The Company and its subsidiaries participate in a discretionary employee profit sharing plan. The Plan is a 401(k) Retirement Savings Plan covering substantially all employees. Under the Plan, participating employees can allocate up to 15% of their salary. The Company may make discretionary contributions to the Plan. The Company made no contributions to the Plan in 2000, 1999 or 1998.

SEVERANCE PAY BONUS AGREEMENTS

  The Company has adopted severence pay bonus programs for certain executive officers that become operative only upon a change in control of the Company. Compensation which may be payable under these agreements has not been accrued in the consolidated financial statements as a Change in Control, as defined in the programs, had not occurred as of the end of fiscal 2000. See Note K--Sale of Company to Gart Sports.

DEFERRED COMPENSATION AGREEMENT

  The Company has a deferred compensation agreement with an executive officer under which the officer will receive an estimated annual retirement benefit of $151,515 after he attains age 65. Payments began in 1998 and will continue for an additional seven years. This agreement amended a previous deferred compensation agreement between the Company and the executive officer, which was funded by a purchased life insurance policy on the life of the executive. As part of the revised agreement, the Company cancelled the life insurance policy for the full cash value at the time of cancellation. If the executive dies before all payments are made, the remaining payments will be made to his designated beneficiary under the same payment schedule.

LITIGATION

  Various legal claims have arisen in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the Company's financial statements.

NOTE G--STOCKHOLDERS' EQUITY

CAPITAL STOCK

  Authorized capital stock consists of 500,000 shares of $1 par value preferred stock and 15,000,000 shares of $1 par value common stock. No preferred stock has been issued. Common stock shares issued were 5,913,000 at the end of fiscal 2000 and 5,830,000 at the end of fiscal 1999 and 1998. Shares outstanding were 5,825,000 at the end of fiscal 2000 and 5,827,000 at the end of fiscal 1999 and 1998.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


COMMON STOCK OPTION PLANS

  The Company's 1994 Omnibus Plan authorizes the grant of Incentive Awards for up to 1,050,000 shares of common stock to key employees of the Company. Awards may be in the form of stock options, stock appreciation rights, restricted stock, performance units, performance shares or other stock based awards and certain additional payments in the amount of Federal income taxes payable by a grantee and relating to an award, and are to be determined by a committee of the Board of Directors.

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

RESTRICTED STOCK AWARD

 The Company granted 100,000 restricted shares of the Company's common stock to the Company's current Chief Executive Officer in 1994 pursuant to the 1994 Omnibus Plan. As of the end of fiscal 2000, the grantee had no rights as a stockholder with respect to the restricted shares, including no right to transfer or receive dividends in most circumstances. Grantee is 100% vested in restricted shares. Restrictions on the stock end upon retirement or in the event of death or disability of the grantee, at the time of a Change in Control of the Company (as defined in the Plan), termination of grantee by the Company without cause and termination by grantee for good reason. Additionally, the grant provides that the Company will pay the grantee the Federal tax benefit (if any) realized by the Company from the tax deduction for compensation resulting from the restricted stock grant. Expense recorded for the grant was approximately $-0-, $-0- and $39,000 in 2000, 1999, and 1998, respectively.

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


FASB STATEMENT 123 DISCLOSURE

  The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2000    1999     1998
                                                      ------- -------  -------
   Net income (loss)
     As reported..................................... $21,003 $(3,630) $(1,351)
     Pro forma.......................................  20,655  (3,917)  (1,438)
   Earnings (loss) per share--basic
     As reported.....................................    3.64    (.62)    (.23)
     Pro forma.......................................    3.58    (.67)    (.25)
   Earnings (loss) per share--diluted
     As reported.....................................    3.46    (.62)    (.23)
     Pro forma.......................................    3.41    (.67)    (.25)

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 2000, 1999 and 1998:

                                                  2000       1999       1998
                                                ---------  ---------  ---------
   Expected volatility.........................     55.91%     60.28%     55.69%
   Risk free rate..............................      6.29%      6.05%      5.65%
   Expected life of options                     7.5 years  7.5 years  7.5 years
   Expected dividend yield.....................      0.00%      0.00%      0.00%

  A summary of the Company's stock options and warrants at the end of fiscal 2000, 1999 and 1998 and changes during those fiscal years is presented below:

                                        2000                     1999                     1998
                                  WEIGHTED-AVERAGE         WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
                          SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE
                          ------- ---------------- ------- ---------------- ------- ----------------
Outstanding at beginning
 of year................  632,650      $4.19       611,150      $4.42       586,650      $5.04
Granted.................  320,000       2.68        57,000       2.12       317,000       5.57
Exercised...............   83,000       5.40           --         --            --         --
Forfeited...............   26,500       3.71        35,500       4.80       290,000       6.92
Expired.................      --         --            --         --          2,500       6.75
                          -------      -----       -------      -----       -------      -----
Outstanding at end of
 year...................  843,150       3.51       632,650       4.19       611,150       4.42
                          =======      =====       =======      =====       =======      =====
Options exercisable at
 end of year............  107,860       5.27        37,000       5.76        38,166       5.94
                          =======      =====       =======      =====       =======      =====

  The weighted-average fair value of compensatory options granted during fiscal 2000, 1999 and 1998 was $1.75, $1.45 and $4.02 per option, respectively.

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  The following table summarizes information about options and warrants outstanding at February 3, 2001:

                 OPTIONS/AWARDS OUTSTANDING                        OPTIONS EXERCISABLE
-------------------------------------------------------------- ----------------------------
                             WEIGHTED-AVERAGE
   RANGE OF        NUMBER       REMAINING     WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  OUTSTANDING  EXERCISE PRICE
---------------  ----------- ---------------- ---------------- ----------- ----------------
    $0--$1         100,000      unlimited            --              --           --
    $2--$3         197,000      6.04 years          2.03           4,000         2.68
    $3.01--
      $4.49        168,000      5.82 years          3.27             --           --
    $4.50--
      $6.00        358,150      5.44 years          5.22          89,860         5.12
    $6.01--
      $7.63         20,000      4.93 years          7.16          14,000         6.95
                   -------                                       -------
                   843,150                                       107,860
                   =======                                       =======

NOTE H--EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                      2000    1999     1998
                                                     ------- -------  -------
                                                         (IN THOUSANDS)
     Net earnings (loss)............................ $21,003 $(3,630) $(1,351)
                                                     ======= =======  =======
     Weighted average common shares used
       In basic EPS.................................   5,770   5,827    5,827
         Effect of dilutive securities:
           Stock Options............................     293     --       --
                                                     ------- -------  -------
     Weighted average common and potential dilutive
      common shares used in dilutive
       EPS.......................................... $ 6,063 $ 5,827  $ 5,827
                                                     ======= =======  =======

NOTE I--STORE CLOSING RESERVE

  The Company has accrued store closing reserves to cover estimated lease costs and other incremental closing costs of stores closed or targeted to close. Management believes that these reserves are adequate.

NOTE J--MISCELLANEOUS INCOME (EXPENSE)

  Miscellaneous income (expense) consist of the following:

                                                         2000   1999    1998
                                                        ------  -----  ------
                                                          (IN THOUSANDS)
     Gain on sale of real estate and leasehold
      interests, net of commissions.................... $7,524  $ --   $3,914
     Fees from foreign licenses........................    331    442     467
     (Loss) gain on disposition of fixed assets........   (501)    (5)     13
     Non-operating professional fees...................   (387)   --      (82)
     Other, net........................................    (14)  (115)    (49)
                                                        ------  -----  ------
                                                        $6,953  $ 322  $4,263
                                                        ======  =====  ======

                OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

            FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999


  Fees from foreign licenses represent annual royalties from license agreements which provide the licensee the ability to use the Company's name and to import and sell the Company's products. Revenue under the license agreements includes annual royalties based on the greater of a minimum or a percentage of sales in the licensee's stores and fees related to sales to the licensee.

NOTE K--SALE OF COMPANY TO GART SPORTS

  On February 22, 2001, the Company announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of February 21, 2001, with Gart Sports Company ("Gart Sports") and GSC Acquisition Corp., a wholly-owned subsidiary of Gart Sports ("Acquisition"), pursuant to which the Company will merge with and into Acquisition, with the result that the surviving corporation will be a wholly-owned subsidiary of Gart. Pursuant to the Merger Agreement and subject to certain adjustments set forth therein, the Company's shareholders will receive $7.00 cash and 0.55 shares of Gart Sports's common stock for each share of the Company's common stock. The transaction is subject to customary conditions, including the approval of the merger by the Company's shareholders, the approval of the issuance of Gart Sports common stock to the Company's shareholders by the shareholders of Gart Sports, and the effectiveness of a registration statement for the shares of Gart Sports to be issued in the transaction.

                            SUPPLEMENTAL INFORMATION

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
               YEARS ENDED FEBRUARY 3, 2001 AND JANUARY 29, 2000
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             FIRST   SECOND    THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------  -------  -------  --------
2000
  Net sales................................ $74,662  $78,285  $72,139  $105,384
                                            =======  =======  =======  ========
  Gross profit............................. $25,854  $27,160  $25,933  $ 35,610
                                            =======  =======  =======  ========
  Net earnings before cumulative effect of
   change in accounting principle.......... $ 8,290  $ 2,326  $ 2,078  $  7,337
                                            =======  =======  =======  ========
  Cumulative effect of change in accounting
   principle............................... $   972  $   --   $   --   $    --
                                            =======  =======  =======  ========
  Net earnings............................. $ 9,262  $ 2,326  $ 2,078  $  7,337
                                            =======  =======  =======  ========
  Earnings per share
    Earnings before cumulative effect of
     change in accounting principle
      Basic earnings per share............. $  1.42  $   .40  $   .36  $   1.27
                                            =======  =======  =======  ========
      Diluted earnings per share........... $  1.40  $   .39  $   .34  $   1.17
                                            =======  =======  =======  ========
    Cumulative effect of change in account-
     ing principle
      Basic earnings per share............. $   .17  $   --   $   --   $    --
                                            =======  =======  =======  ========
      Diluted earnings per share........... $   .17  $   --   $   --   $    --
                                            =======  =======  =======  ========
    Earnings per common and common equiva-
     lent shares
      Basic earnings per share............. $  1.59  $   .40  $   .36  $   1.27
                                            =======  =======  =======  ========
      Diluted earnings per share........... $  1.57  $   .39  $   .34  $   1.17
                                            =======  =======  =======  ========
1999
  Net sales................................ $71,374  $76,274  $65,137  $ 93,707
                                            =======  =======  =======  ========
  Gross profit............................. $25,162  $26,211  $23,282  $ 30,265
                                            =======  =======  =======  ========
  Net earnings (loss)...................... $  (497) $(1,014) $(3,606) $  1,487
                                            =======  =======  =======  ========
  Basic earnings (loss) per share.......... $  (.09) $  (.17) $  (.62) $    .26
                                            =======  =======  =======  ========
  Diluted earnings (loss) per share........ $  (.09) $  (.17) $  (.62) $    .25
                                            =======  =======  =======  ========

                                                                     SCHEDULE II

                 OSHMAN'S SPORTING GOODS, INC. AND SUBSIDIARIES

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES
                 YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000
                              AND JANUARY 30, 1999
                                 (IN THOUSANDS)

            COLUMN A              COLUMN B   COLUMN C     COLUMN D     COLUMN E
            --------             ---------- ---------- -------------- ----------
                                 BALANCE AT ADDITIONS                 BALANCE AT
                                 BEGINNING  CHARGED TO                  END OF
          DESCRIPTION            OF PERIOD   EXPENSE   DEDUCTIONS (A)   PERIOD
          -----------            ---------- ---------- -------------- ----------
Year ended February 3, 2001.....    $ 88      $ --         $ --          $88
Year ended January 29, 2000.....    $ 88      $ --         $ --          $88
Year ended January 30, 1999.....    $130      $ --         $  42         $88

--------
(A) Receivables charged off, net of recoveries.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OSHMAN'S SPORTING GOODS, INC.

                                          By:  /s/ Steven Martin
                                             -------------------------------
                                            Name:Steven Martin
                                            Title: Senior Vice President,
                                                   Chief Financial Officer

Date: April 4, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 4, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

 /s/ Marilyn Oshman                       /s/ Alvin N. Lubetkin
----------------------------------        ----------------------------------
Marilyn Oshman                            Alvin N. Lubetkin
Chairman of the Board of Directors        Vice Chairman of the Board of
                                          Directors,
                                          Chief Executive Officer, President
                                          (Principal Executive Officer) and
                                          Director

 /s/ Marvin Aronowitz                     /s/ Margaret A. Gilliam
----------------------------------        ----------------------------------
Marvin Aronowitz                          Margaret A. Gilliam
Director                                  Director

 /s/ Dolph B.H. Simon                     /s/ Steven Martin
----------------------------------        ----------------------------------
Dolph B.H. Simon                          Steven Martin
Director                                  Senior Vice President, Chief
                                          Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)

 /s/ Manuel A. Sanchez, III               /s/ Karen Desenberg
----------------------------------        ----------------------------------
Manuel A. Sanchez, III                    Karen Desenberg
Director                                  Director

                               INDEX TO EXHIBITS

 2.1    Agreement and Plan of Merger by and among Gart Sports Company, GSC
        Acquisition Corp., and Oshman's Sporting Goods, Inc. dated as of
        February 21, 2001 (filed as Exhibit 99.1 to the Company's Form 8-K dated February 21, 2001 and incorporated herein by reference).
 2.2    Form of Voting Agreement, dated as of February 21, 2001, between GSC
        Acquisition Corp. and Marilyn Oshman, individually and as a trustee, Alvin Lubetkin and Karen Desenberg, individually and as a trustee
        (filed as Exhibit 99.2 to the Company's Form 8-K dated February 21,
        2001 and incorporated herein by reference).
 2.3    Form of Voting Agreement, dated as of February 21, 2001, among GSC
        Acquisition Corp., Gart Sports Company and Judy Margolis, individually and as a trustee, The Judy Oshman Trust and the Marilyn Joy Oshman
        Trust (filed as Exhibit 99.3 to the Company's Form 8-K dated February
        21, 2001 and incorporated herein by reference).
 2.4    Form of Voting Agreement, dated as of February 21, 2001, between
        Oshman's Sporting Goods Inc. and Green Equity Investors, L.P. (filed as
        Exhibit 99.4 to the Company's Form 8-K dated February 21, 2001 and incorporated herein by reference).
 3.1 Certificate of Incorporation of Oshman's Sporting Goods, Inc., as amended to date (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended January 31, 1987, File No. 000-05648 (the "1987
        10-K") and incorporated herein by reference).
 3.2    Amended and Restated Bylaws of Oshman's Sporting Goods, Inc. as of
        January 30, 1997 (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 1, 1997 and incorporated herein by reference).
 4.1 Amended and Restated Financing Agreement dated December 15, 1997 between the Company's subsidiaries and The CIT Group/Business Credit,
        Inc. (the "Financing Agreement") (filed as Exhibit 4.1 to the Company's
        Form 10-K for the fiscal year ended January 31, 1998 (the "1998 10-K") and incorporated herein by reference).
 4.1(a) Amendment dated March 23, 1998 to the Financing Agreement (filed as
        Exhibit 4.1(a) to the 1998 10-K and incorporated herein by reference).
 4.1(b) Amendment dated May 1, 1998 to the Financing Agreement (filed as
        Exhibit 4.1(b) to the Company's Form 10-Q for the quarterly period ended August 1, 1998 and incorporated herein by reference).
 4.1(c) Amendment dated December 16, 1998 to the Financing Agreement (filed as
        Exhibit 4.1(c) to the Company's 10-K for the fiscal year ended January
        30, 1999 (the "1999 10-K") and incorporated herein by reference).
 4.1(d) Amendment dated December 28, 1998 to the Financing Agreement (filed as
        Exhibit 4.1(d) to the 1999 10-K and incorporated herein by reference).
 4.1(e) Amendment dated March 5, 1999 to the Financing Agreement (filed as
        Exhibit 4.1(e) to the 1999 10-K and incorporated herein by reference).
 4.1(f) Amendment dated April 29, 1999 to the Financing Agreement (filed as
        Exhibit 4.1(f) to the Company's 1999 Form 10-Q for the quarterly period ended May 1, 1999 and incorporated herein by reference).

 4.1(g)    Amendment dated March 24, 2000 to the Financing Agreement (filed as
           Exhibit 4.1(g) to the Company's 2000 Form 10-Q for the quarterly period ended April 29, 2000 and incorporated herein by reference).
 4.1(h)    Amendment dated July 28, 2000 to the Financing Agreement (filed as
           Exhibit 4.1(h) to the Company's 2000 Form 10-Q for the quarterly period ended October 28, 2000 and incorporated herein by reference).
 10.1*     Executive Salary Continuation Agreement between the Company and
           Marvin Aronowitz, dated October 1, 1976 (filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended January 29, 1983, File No. 000-05648 and incorporated herein by reference).
 10.2*     Deferred Compensation Agreement between the Company and Alvin N.
           Lubetkin, dated December 29, 1988 (filed as Exhibit 10.5 to the
           Company's Form 10-K for the fiscal year ended January 28, 1989, File
           No. 000-05648 (the "1989 10-K") and incorporated herein by reference).
 10.2(a)*  Amendment to Deferred Compensation Agreement between the Company and
           Alvin N. Lubetkin, dated December 31, 1998 (filed as Exhibit 10.2(a) to the 1999 10-K and incorporated herein by reference).
 10.3*     Oshman's Sporting Goods, Inc. 1986 Stock Option Plan, as amended
           (filed as Exhibit 10.9 to the 1987 10-K and incorporated herein by reference).
 10.3(a)*  Second Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option
           Plan (filed as Exhibit 19.4 to the Company's Form 10-K for the fiscal year ended January 30, 1993, File No. 000-05648 (the "1993
           10-K") and incorporated herein by reference).
 10.3(b)*  Third Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Option
           Plan (filed as Exhibit 19.5 to the 1993 10-K and incorporated herein by reference).
 10.4*     Oshman's Sporting Goods, Inc. 1986 Stock Bonus Plan (filed as
           Exhibit 10.10 to the 1987 10-K and incorporated herein by reference).
 10.4(a)*  First Amendment to Oshman's Sporting Goods, Inc. 1986 Stock Bonus
           Plan (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 3, 1990, File No. 000-05648 and incorporated herein by reference).
 10.5*     Employment Agreement dated October 3, 1990 between the Company and
           Alvin N. Lubetkin (filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 29, 1994, File No. 000-05648 (the
           "1994 10-K") and incorporated herein by reference).
 10.6*     Loan Agreement dated October 3, 1990 between the Company and Alvin
           N. Lubetkin (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 2, 1991, File
           No. 000-05648 (the "1991 10-K") and incorporated herein by reference).
 10.6(a)*+ Amendment to Loan Agreement effective as of July 1, 2000 between the
           Company and Alvin N. Lubetkin.
 10.7*     Oshman's Sporting Goods, Inc. 1991 Stock Option Plan (filed as
           Exhibit 10.10 to the 1991 10-K and incorporated herein by reference).
 10.8*     Oshman's Sporting Goods, Inc. 1993 Non-Employee Director Stock
           Option Plan (filed as Exhibit 10.14 to the 1994 10-K and incorporated herein by reference).

 10.8(a)*   First Amendment of Oshman's Sporting Goods, Inc. 1993 Non-Employee
            Director Stock Option Plan (filed as Appendix A to the Company's
            Proxy Statement dated June 23, 2000 and incorporated herein by reference).
 10.9*      Oshman's Sporting Goods, Inc. 1994 Omnibus Plan (filed as Exhibit
            10.13 to the Company's Form 10-K for the fiscal year ended January
            28, 1995, File No. 000-05648 (the "1995 10-K") and incorporated herein by reference).
 10.9(a)*   Amendment to the Oshman's Sporting Goods, Inc., 1994 Omnibus Plan
            (filed as Exhibit 10.13 to the Company's Form 10-Q for the fiscal quarter ended July 29, 1995, File No. 001-11493 and incorporated herein by reference).
 10.9(b)*   First Amendment of Oshman's Sporting Goods, Inc., Amended and
            Restated 1994 Omnibus Plan (filed as Appendix B to the Company's
            Proxy Statement dated June 23, 2000 and incorporated herein by reference).
 10.10*     Restricted Stock Grant Agreement between the Company and Alvin N.
            Lubetkin, dated July 15, 1994 (filed as Exhibit 10.1 to the
            Company's Form 10-Q for the quarterly period ended July 30, 1994,
            File No. 000-05648 and incorporated herein by reference).
 10.10(a)*  First Amendment to Restricted Stock Grant Agreement between the
            Company and Alvin N. Lubetkin dated as of July 15, 1994 (filed as
            Exhibit 10.14 to the 1995 10-K and incorporated herein by
            reference).
 10.10(b)*+ Second Amendment to Restricted Stock Grant Agreement between the
            Company and Alvin N. Lubetkin dated as of July 15, 1994.
 10.11*     Statement of Policy Regarding Executive Severance Pay Bonus Program
            (as amended and restated) (filed as Exhibit 10.12 to the 1998 10-K and incorporated herein by reference).
 10.11(a)*+ Amendment to Statement of Policy Regarding Executive Severance Pay
            Bonus Program, on November 14, 2000.
 10.12*     Statement of Policy Regarding Key Executive Severance Pay Bonus
            Program (as amended and restated) (filed as Exhibit 10.13 to the
            1998 10-K and incorporated herein by reference).
 10.13*     Repricing Stock Option Agreement Under the 1994 Omnibus Plan
            between the Company and Alvin N. Lubetkin, dated April 9, 1998
            (filed as Exhibit 10.14 to the 1999 10-K and incorporated herein by reference).
 10.14*+    Loan Agreement dated January 12, 2001 between the Company and Alvin
            N. Lubetkin.
 10.15*+    Loan Agreement dated February 20, 2001 between the Company and
            Alvin N. Lubetkin.
 18         Preferability letter from Grant Thornton LLP regarding the change in accounting method (filed as Exhibit 18 to the Company's Form 10-
            Q for the quarterly period ended April 29, 2000 and incorporated herein by reference).
 21.1       Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 1999
            10-K and incorporated herein by reference).
 23.1+      Consent of Grant Thornton LLP.

--------
*Management contract or compensatory plan or arrangement.
+Filed herewith.