Form 10-K405/A
period 2001-02-03
OSHMANS SPORTING GOODS INC
filed 2001-04-17
CIK 75043

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A

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

  The major components of miscellaneous income for fiscal 1999 and fiscal 1998 are set out in the table below:

                                                                 FISCAL YEAR
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (IN THOUSANDS)
     Gain on sale of real estate and leasehold interests....... $  --   $ 3,914
     Fees from foreign licensees...............................    442      467
     Other, net................................................   (120)    (118)
                                                                ------  -------
     Total..................................................... $  322  $ 4,263
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

EXECUTIVE OFFICERS

  The following table sets forth the name and age of each executive officer of the Company and all positions and offices with the Company held by each person named:

   NAME                 AGE POSITIONS AND OFFICES HELD
   ----                 --- --------------------------
   Marilyn Oshman.....   61 Chairman of the Board and Director
   Alvin N. Lubetkin..   67 Vice Chairman of the Board, Chief Executive Officer,
                            President and Director
   Steven U. Rath.....   46 Executive Vice President and Secretary
   Steven A. Martin...   51 Senior Vice President, Chief Financial Officer
   Thomas J. McVey....   49 Senior Vice President
   Ray Miller.........   54 Vice President, Treasurer and Assistant Secretary
   Richard L. Randall.   58 Senior Vice President, General Merchandise Manager

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

  Mr. Randall joined the Company and was elected Vice President, General Merchandise Manager in May of 1998 and Senior Vice President in June 2000. He is primarily responsible for the merchandising and advertising functions of the Company. Prior to joining the Company, Mr. Randall was Vice President of Merchandising for Hills Department Stores, where he was employed for approximately four years. Prior to that, Mr. Randall was employed by Pace Warehouse Clubs for approximately two years and B.J.'s Wholesale Clubs for approximately six years in a merchant vice president capacity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Based on the records of the Company as of March 30, 2001, the following persons were known by the Company to own beneficially more than 5% of the Common Stock of the Company then outstanding:

                                                     AMOUNT AND NATURE
                                                       OF BENEFICIAL   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)    OF CLASS
------------------------------------                 ----------------- --------
Gart Sports Company.................................     2,914,543(2)    50.0%
 1000 Broadway
 Denver, Colorado 80203
Marilyn Oshman......................................     1,211,174(3)    20.8%
 2302 Maxwell Lane
 Houston, Texas 77023
Judy O. Margolis....................................       717,591(4)    12.3%
 1400 Post Oak Blvd., Suite 808
 Houston, Texas 77056
Alvin N. Lubetkin...................................       540,900(5)     8.6%
 2302 Maxwell Lane
 Houston, Texas 77023
Edward C. Stanton III, Trustee......................       422,300(6)     7.2%
 1111 Hermann Drive, #7-D
 Houston, Texas 77074
Dimensional Fund Advisors, Inc......................       353,500        6.0%
 1299 Ocean Ave., 11th Floor
 Santa Monica, California 90401
Vendamerica B.V.....................................       300,000        5.1%
 De Klencke 6 1083 HH
 Amsterdam, Netherlands
Barry M. Lewis, Trustee.............................       298,432(7)     5.1%
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

(5) Includes 100,000 shares of restricted Common Stock and options to purchase 330,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan that have vested or will likely become exercisable within 60 days as a result of the pending merger with Gart.

(6) These shares are held by Mr. Stanton as trustee for the benefit of Ms. Oshman and her children.

(7) These shares are held by Mr. Lewis as trustee for the benefit of Ms. Margolis and her children.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF DIRECTORS AND EXECUTIVE OFFICERS

  The following table shows, as of March 30, 2001, the number of shares of Common Stock beneficially owned by each of the directors and the executive officers named in the Summary Compensation Table, and all executive officers and directors as a group:

                                                     AMOUNT AND
                                                       NATURE
                                                         OF
                                                     BENEFICIAL        PERCENT
NAME OF BENEFICIAL OWNER                             OWNERSHIP(1)      OF CLASS
------------------------                             -----------       --------
Marilyn Oshman......................................  1,211,174(2)       20.8%
Alvin N. Lubetkin...................................    540,900(3)        8.6%
Marvin Aronowitz....................................     28,441(4)          *
Karen Desenberg.....................................    164,146(5)        2.8%
Margaret A. Gilliam.................................     10,000(6)          *
Steven A. Martin....................................     60,000(7)(8)     1.0%
Richard L. Randall..................................     45,000(7)(9)       *
Steven U. Rath......................................     63,300(7)(10)    1.1%
Manuel A. Sanchez, III..............................    112,000(11)       1.9%
Dolph B.H. Simon....................................     20,000(12)         *
All executive officers and directors as a group (12
 persons) ..........................................  2,303,961(7)(13)   35.4%

--------
*Less than 1%

(1) The persons listed have the sole power to vote and to dispose of the shares beneficially owned by them except as otherwise indicated. The 11,802 shares owned by the Oshman Foundation, of which Mr. Aronowitz, Ms. Oshman and Mr. Lubetkin are three of the six trustees, are not included. Such trustees are vested with the power to vote and dispose of all assets of the Foundation, including such shares. These persons disclaim all beneficial ownership of shares owned by the Foundation. The number of shares includes all options and restricted stock held by the persons listed, including those options which have vested and those options and restricted stock that likely will become exercisable within 60 days as a result of the pending merger with Gart.
(2) Includes 315,300 shares held by Ms. Oshman as trustee for the benefit of her children. Does not include 422,300 shares held in trust for the benefit of Ms. Oshman and her children.

(3) Includes 100,000 shares of restricted Common Stock and options to purchase 330,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.

(4) Includes options to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.

(5) Does not include 157,650 shares of Common Stock held in trust for the benefit of Ms. Desenberg. Includes 26,000 shares held by Ms. Desenberg as trustee or custodian for her children and another person. Includes 3,550 shares that are also held by Ms. Desenberg's husband. Includes options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.

(6) Includes options to purchase 10,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.

(7) Excludes 64,344 shares owned by the Company's 401(k) Plan of which Messrs. Randall, Rath and Martin are four of the six trustees. Such trustees share voting and dispositive power over such shares. These persons disclaim beneficial ownership of shares owned by the 401(k) Plan, except to the extent of their respective interests as participants in the 401(k) plan.


(8) Includes options to purchase 60,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.

(9) Includes options to purchase 45,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan.

(10) Includes options to purchase 34,000 shares of Common Stock pursuant to the Company's 1994 Omnibus Plan. Includes 4,000 shares held by Mr. Rath as custodian for his children.

(11) Includes options to purchase 8,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.

(12) Includes options to purchase 20,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Director Stock Option Plan.

(13) Includes restricted stock and options to purchase 676,000 shares of Common Stock held by officers and directors pursuant to the Company's 1993 Non-Employee Director Stock Option Plan and 1994 Omnibus Plan.

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

14.Revenue Recognition

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

15.Reclassifications

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

                                                       2000    1999     1998
                                                      ------- -------  -------
                                                          (IN THOUSANDS)
     Net earnings (loss)............................. $21,003 $(3,630) $(1,351)
                                                      ======= =======  =======
     Weighted average common shares used
       in basic EPS..................................   5,770   5,827    5,827
         Effect of dilutive securities:
           Stock Options.............................     293     --       --
                                                      ------- -------  -------
     Weighted average common and potential dilutive
      common shares used in dilutive EPS.............   6,063   5,827    5,827
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

                                          OSHMAN'S SPORTING GOODS, INC.

                                          By:  /s/ Steven Martin
                                            -----------------------------------
                                            Name:  Steven Martin
                                            Title:  Senior Vice President,
                                                    Chief Financial Officer

Date: April 17, 2001

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